Form 10-K
period 2010-06-30
Baby Fox International, Inc.
filed 2010-09-28
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2010

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO____________

Commission file number 333-150835

BABY FOX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0775642
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Shanghai Minhang District
89 Xinbang Road, Suite 305-B5, PRC
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: + 86 21 5415 3855

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [   ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act:

Yes [   ]        No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

Yes [   ]        No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]        No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [   ]    No [X]

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of December 31, 2009 was $436,740, based on 2,183,700 shares of common stock held by non-affiliates valued at $.20 per share, the last known sale price of the Registrant’s common stock.

As of September 17, 2010, the registrant had 40,427,500 shares of common stock outstanding.

FORWARD LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This annual report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our plans for growth, (c) our relationship with our key manufacturers, (d) the regulation to which we are subject, (e) anticipated trends in our industry and (f) our needs for working capital. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in the annual report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

PART I.

ITEM 1. BUSINESS.

Overview

Baby Fox is a growing specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. Our products are aimed to target women aged 18 to 40 in China. Our management team is experienced with fashion design, operations management, apparel sales and marketing. We continuously update our fashions and clothing designs to stay in sync with the latest fashions and trends in Korea, Japan, & Europe. As of June 30, 2010, the Baby Fox brand has gained exposure in leading women’s magazines, which has helped us open 165 stores in over 30 cities. The Baby Fox brand was initially registered in Italy in May of 2003 and it is promoted as an international brand in China (i.e. designs based on current fashions in Europe, Japan, etc.). Foreign apparel brands from France, Italy, U.S, Japan, and the U.K have traditionally dominated the high end fashion scene in China.

We have been making changes in our business and planning to address recent developments in the retail sector related to the current economic cycle. Our changes include introducing warehouse clearance sales and discount sales at our Class B stores.

We lease our offices and distribution facilities, and utilize strategic relationships with leading manufactures in China. Our flexible organizational structure, strong relationships and core focus on design enables us to launch a garment from concept to distribution in just weeks.

We lease our store space from mall operators generally for an initial term of one year. The lease generally includes provisions providing that the mall operator can cancel or modify the lease if the sales of the store are below the mall operator’s expected levels for any three consecutive months. Approximately 26% of the store leases require payment of a fixed minimum rental plus percentage rentals if sales of such stores exceed certain levels. The remaining leases require payment of percentage rentals with no minimum fixed rental. The percentage of sales paid as rent ranges from 16% to 39% depending upon, among other things, the location of the store, with rentals being higher in large cities. As of the date of annual report, none of our corporate stores has been closed by mall operators due to its lower than expected sales.

We began generating revenue in August 2006. We generated sales of $25,199,660, and a net loss of $435,531 for the year ended June 30, 2010. We generated sales of $24,251,143, and a net loss of $4,482,629, for the year ended June 30, 2009.

The accompanying consolidated financial statements have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

As of June 30, 2010, the Company’s current liabilities exceeded its current assets by $6,483,693 and the Company’s total liabilities exceeded its total assets by $7,035,715. The Company’s cash position on June 30, 2010 was $180,476. Our auditor Friedman LLP has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010. The Company has taken steps to improve its cash position by slowing down the rate of new store openings, selling inventory from prior seasons at its discount stores and warehouse sales, negotiating longer payment terms from a related party manufacturer and stepping up efforts in collecting past due accounts receivables. In addition, the Company is seeking future equity and debt financing, although there is no assurance that such financing will be available or be available at terms acceptable to the Company.

Company Structure

Baby Fox International, Inc. (“Baby Fox”) is a Nevada corporation organized on August 13, 2007 by Hitoshi Yoshida, a Japanese citizen, as a listing vehicle to acquire Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) and to be quoted on the Over-The-Counter Bulletin Board (“OTCBB”). Shanghai Baby Fox, a wholly owned China-based subsidiary of Baby Fox, was originally founded by our board director, Fengling Wang, in March 2006 under Chinese laws. On September 20, 2007, we entered into an Equity Share Acquisition Agreement with Fengling Wang. Pursuant to the Equity Share Acquisition Agreement, we purchased 100% of the equity shares of Shanghai Baby Fox in exchange for 5.72 million RMB, approximately equivalent to $806,608. Since at the time of the acquisition, Hitoshi Yoshida and Fengling Wang were married to each other, this transaction is deemed between entities under common control, the financial statements in this annual report are those of Shanghai Baby Fox. The transaction was treated as a reverse merger and, accordingly, Shanghai Baby Fox is the accounting acquirer and Baby Fox is the legal acquirer. The acquisition was consummated on November 26, 2007 when we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission.

On January 18, 2008, we issued a total of 37,957,487 shares of our common stock, $.001 par value per share, to Baby Fox Limited, a British Virgin Islands entity controlled by Hitoshi Yoshida, our former officer and director, as founder’s shares. On May 6, 2008, Hitoshi Yodshida entered into stock option agreements with our directors, Jieming Huang, Jieping Huang and Linyin Wang, to purchase all of the shares of Baby Fox Limited. Pursuant to the option agreements, Mr. Yodshida granted Jieming Huang an option to purchase 7,000 shares at an aggregate exercise price of $700, granted Jieping Huang an option to purchase 1,500 shares at an exercise price of $150, and granted Linyin Wang an option to purchase 1,500 shares at an exercise price of $150. The three stock option agreements were originally exercisable until December 31, 2018 upon the Company achieving certain milestones as set out in the Exercise Schedule attached to each agreement. Jieming Huang and Jieping Huang are the sons of Fengling Wang. Linyin Wang is the ex-husband of Fengling Wang and father of Jieming Huang and Jieping Huang.

The option agreements were entered into to permit the acquisition of equity in Baby Fox Limited over time by Jieming Huang, Jieping Huang and Linyin Wang under the PRC merger and acquisition, or M&A, related regulations. These M&A regulations were promulgated on August 8, 2006 by six Chinese regulatory agencies (including the PRC Ministry of Commerce, or MOFCOM, and China Securities Regulatory Commission, or CSRC). The jointly issued M&A regulations, known as Circular 10, were captioned “Regulation on Mergers and Acquisition of Domestic Enterprises by Foreign Investors” and they became effective on September 6, 2006. Under Circular 10, an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in China-based companies and controlled directly or indirectly by Chinese companies or individuals must obtain the approval of the CSRC prior to the listing of such SPV’s securities on an overseas stock exchange. Circular 10 also requires approval from MOFCOM for “round-trip” investment transactions in which a China-based company or a PRC resident, or Acquirer, using an offshore entity controlled by the Acquirer, acquires any PRC local company that is an affiliate of the Acquirer. Mr. Yoshida is not a Chinese resident and is not subject to the PRC merger and acquisition related regulation which applies only to Chinese residents; therefore, no approval will be or was required by either CSRC or MOFCOM in connection with the listing of our stock on the OTCBB or the business combination transaction among Baby Fox, Shanghai Baby Fox and Baby Fox Limited. In addition, there is no registration requirement of the stockownership of Mr. Yoshida under PRC laws.

The options granted pursuant to the three stock option agreements were originally exercisable until December 31, 2018 in accordance with the Exercise Schedule attached to each agreement. Mr. Yoshida is the owner of 10,000 shares of Baby Fox Limited which represent 100% of the issued and outstanding common stock of Baby Fox Limited.

Five of the seven milestones set out in the option agreements were not achieved and it was not clear if the achievement of such milestones was practicable, and it appeared that the options might never vest. Furthermore, the option arrangements might have triggered certain unintended accounting issues for the Company. As a result of these factors, on June 17, 2010, Mr. Yoshida entered into rescission agreements with Jieming Huang, Jieping Huang, and Linyin Wang rescinding the stock option agreements. No options had been exercised by Jieming Huang, Jieping Huang, or Linyin Wang as of the effective date of the rescission agreements.

The parties to the option agreements are close family members and by nature of their familial relationships, they will continue to have control over the underlying equity interest. As such, we believe the management will continue to be motivated despite the rescission of the option agreements. We plan to design and adopt a stock option plan to reward and incentivize our management team and to retain and attract management talent after our shares are quoted on the OTC Bulletin Board.

The option agreements were not rescinded in response to any government inquiries and will not impact our business and the current resale offering of our common stock.

Pursuant to the Chinese Company Law, Shanghai Baby Fox is a wholly foreign owned enterprise (“WFOE”). A WFOE is a limited liability company wholly owned by foreign investor(s), which was originally created to encourage manufacturing business that was either export-oriented or related to the introduction of advanced technology. However, with China's entry into the WTO, a WFOE structure has been increasingly adopted by service providers, including, but not limited to, consulting and management services, software development, retail and trading.

The acquisition of Shanghai Baby Fox was effectuated upon the issuance of the Certificate of Approval by the Shanghai Foreign Economic Relation & Trade Commission and the approval by the State Administration of Foreign Exchange (“SAFE”) Shanghai local branch. These approvals authorized the change of our status from a domestic enterprise to a WFOE, and the continued operation of our business in the women’s apparel industry as a WFOE.

The following flow chart illustrates our Company’s organizational structure:

The advantages of establishing a WFOE include, but are not limited to:

1.	Independence and freedom to implement the worldwide strategies of its parent company without having to consider the involvement of Chinese partner(s);
2.	Ability to formally carry out business rather than just function as a representative office and being able to issue invoices to their customers in RMB and receive revenues in RMB;
3.	Capability of converting RMB profits into US dollars for remittance to its parent company outside of China;
4.	Protection of intellectual know-how and technology;

5.	No requirement for Import / Export license for its own products;
6.	Full control of human resources;
7.	Greater efficiency in operations, management and future development.

Impact of Applicable Chinese Laws and Regulations

Because all of our sales are generated in China, our business operations are subject to applicable Chinese laws and regulations. There is no special restriction on apparel distribution in China. Our everyday business activities are subject to laws and regulations governing domestic trade, which are mainly promulgated by the Ministry of Commerce. We operate in compliance with various applicable laws and regulations including, but not limited to, labor and employment law, taxation, environmental laws and regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central government or local governments and agencies of the jurisdictions where we operate our business may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts from us to ensure our compliance with such regulations or interpretations.

Our internal and vendor operating guidelines promote compliance with laws and our sourcing personnel periodically visit and monitor the operations of our independent manufacturers. The violation of labor or other laws by one of our related party or independent manufacturers, or the divergence of our related party or independent manufacturers’ labor practices from those generally accepted as ethical, could result in adverse publicity for us and could have a material adverse effect on us.

Since January 2008, China began to implement its new corporate tax rates which range from 15% to 25%. The actual tax rate depends on where a company is registered and the industry that such company engages in. Our subsidiary, Shanghai Baby Fox, is currently subject to a corporate tax rate of 25%.

As a foreign invested enterprise, Shanghai Baby Fox is permitted to remit profits offshore and such remittance does not require any prior approval from the SAFE. Pursuant to the applicable laws and regulations, a foreign invested enterprise, such as Shanghai Baby Fox, cannot distribute dividends offshore if the losses of previous years have not been covered, but dividends that were not distributed in previous years may be distributed together with those of the current year. Repatriating registered capital offshore, however, is always forbidden during the term of business operations.

China’s Economy and its Apparel Industry

Within the next three decades, China's population is estimated to increase by another 260 million. China's current population is approximately 1.3 billion and the UN Population Division estimates that China's population will increase to 1.5 billion by 2025.

With the rapid growth of China’s economy and urbanization across the region, consumer trends and preferences are quickly evolving. Chinese consumers, especially urban citizens, are purchasing more apparel goods than before. China is undergoing an astonishing socioeconomic transformation from agriculture to industry and from a rural society to an urbanized one. The economic benefits are enormous as some 400 million people have left the ranks of the impoverished since the early 1980s. China’s GDP reached 4,326 billion dollars or 6.98% of the world economy, according to the World Bank, in the first quarter of 2010, which represented a growth rate of 11.9%, while the annual GDP growth rate is 8.58% for 2009 and 9.13% in 2008. The World Bank reports that China’s GDP grew 6.2% in first quarter of 2009, 7.9% in the second quarter of 2009 followed by 9.1%% in the third quarter and 10.7% for the last quarter of 2009. This quarterly rise in the GDP growth rate indicated the bottoming out of the Chinese economy following the global financial crisis. (Source: http://www.tradingeconomics.com/Economics/GDP-Growth.aspx?Symbol=CNY#ixzz0qPX3q6Cx)

Since we sell our products exclusively in the Chinese domestic market, we do not expect the downturn in the global economy to have significant effects on our business.

Following the announcement of the 4 trillion Yuan (approximately $588 billion in USD) stimulus plan in November 2008, the Chinese government has published and is considering a series of packages to boost the economy, especially, the support plans for ten key industries that have been heavily hurt by the global recession, including autos & steel, textiles, equipment manufacturing, non-ferrous metals, petrochemicals, shipbuilding, electronics & information, logistics and light industries. These concentrated policy initiatives aim at boosting investment and domestic consumption and help China’s economy to recover faster from the current global economic crisis. Those policies have played a critical role in mitigating the impact of a global recession and quickly turned around China’s economy.

According to Li & Fung Research Centre’s Report “China Distribution & Trading” (Issue 66, June 1010) and Li & Fung report “China Trade Quarterly - Domestic and Foreign” (May 2010 Issue 18), China’s total retail sales of consumer goods reached 12,534.3 billion yuan in 2009 (approximately 1,850.6 billon USD), and the growth was 16.9% year-over-year. Total retail sales of consumer goods reached 3,637.4 billion yuan (approximately 537 billion USD) in the first quarter in 2010, up 17.9% compared with the first quarter in 2009.

China represents one of the most promising apparel markets in the world. According to Li & Fung Research Center’s most recent report available, China’s apparel market is listed after Brazil as the second-most attractive among emerging economies. Li & Fung Research Center’s research report “Latest Developments of China’s Apparel Market,” (Issue Number 15 in December 2009), shows that China’s apparel market had experienced significant growth over the past years, though the growth pace slows down a bit after the global financial crisis. The total retail value of clothing, shoes, hats and textiles in 2009 grew 18.8% year-over-year. In the first quarter in 2010, Clothing, shoes, hats and textiles grew 23.9%. The growth rate in 2008 was 24.8%. Apparel retail sales begin to regain its momentum since the second half of 2009 and first quarter in 2010. China’s consumers, in general, have remained optimistic about their economic prospects. The consumer confidence index improved from 103.9 in Dec 2009 to 104.7 in Jan 2010, and then dropped slightly to 104.2 in February.”

The Company

The “Baby Fox style” appeals to modern, sexy, sophisticated, body-conscious women who take pride in their appearance. Shanghai Baby Fox was founded by our lead designer and board director, Fengling Wang, in March of 2006 and launched its first mall based retail store in July of 2006. Since opening up the first store, we have greatly expanded the number of our retail stores. As of June 30, 2010, we have expanded to a total of 165 mall based stores (131 corporate, 34 non-corporate) located across more than 30 major cities within China. We are currently focused on improving sales in our existing stores, and are currently slightly reducing our total number of stores by closing underperforming stores.

We are currently in the process of applying for quotation of our common stock on the OTCBB, which we estimate will cost around $470,000. The breakdown of such costs is estimated as following:

Legal Counsel	$100,000
Auditor	$110,000
Other consultants	$260,000
Total:	$470,000

We estimate that to maintain a listing status it will cost us from $200,000 to $300,000 annually which will include legal, auditing and CFO salary expenses.

We will rely on professional services to carry out this plan, which includes, but is not limited to, a U.S. law firm with a corporate and securities practice, a PCAOB registered auditor and some consultants. In addition, we also expect to employ a CFO who is familiar with US generally accepted accounting principles and the requirements related to public company listing. We already started searching for such a CFO but as of the date of this report, we have not located such a CFO. We engaged the Crone Law Group as our legal counsel and Friedman LLP as our auditor. Our initial registration statement under the Securities Act of 1933 was declared effective on August 6, 2010.

In order to reach our present goal of being quoted on the OTCBB, we have engaged a market maker to file an application for a trading symbol on our behalf with the Financial Industry Regulatory Authority (FINRA), and our application with FINRA is currently pending. It is our intention that the market maker will create a market for our common stock. This application process can take between three (3) to six (6) months. Assuming our stock is accepted for quotation on the OTC Bulletin Board, shareholders should have a market to provide liquidity for their equity holdings in the Company.

Competition

The women’s retail apparel industry is highly fragmented in China, offering excellent growth opportunities for well positioned brands. Baby Fox’s brand cache and style put us ahead of larger mall stores, and the Company views its competition as leading international brands entering the Chinese market and fast fashion forward domestic companies. Other specialty retailers currently active in China include foreign entrants Zara China, ELLE China, Esprit China, as well as domestic competitors Etam, Only, Elite, Fairy Fair, and Mokuba. The market opportunity is large and can support several competitors, however we believe our strong knowledge of local markets, domestic media contacts, and award winning design experience give the organization significant competitive advantages.

The Chinese fashion industry is trending towards shorter product life cycles and better designs and development. The ability to respond to instantaneous fashion trends is a key attribute to the success of an apparel retailer. Baby Fox is at the forefront of trends by having the unique ability to launch a garment from design to production, and finally to distribution in just weeks. Product flexibility allows us to not become too vested in a single trend or line of products. Utilizing a fast product cycle should strengthen Baby Fox’s position in China’s apparel industry.

Our business model and strategy is very similar to some of the leading U.S. specialty retailers, however, we are exclusively focused on serving the needs of China’s modern and sophisticated women. By utilizing a globally focused design team and local manufacturers, we quickly adapt to shifting market trends and fashions. In China, it is a common practice for stores to use multi-level agents. Conversely, we have adopted a flat management model that mirrors Western business models. This model accelerates store and customer feedback as our operations center deals directly with each store. This organizational structure along with enterprise resource planning (“ERP”) and point-of-sale (“POS”) systems allow us to maintain optimal inventories, pricing, customer service, and brand imaging across all stores. We believe our direct point-to-point “one-stop service” sales model allows us to maintain higher standards than many of our domestic peers.

Our business strategy combines several elements to create a merchandise assortment that appeals to the market’s high-spending consumers: primarily women age 18 to 40. The principal elements of our business strategy include:

Active Style & Design Management : Extensive monitoring of global trends, market research and fast design development (concept to store floor in weeks).

Active Inventory Monitoring & Management : Outstanding supply-chain management, inventory monitoring & sales tracking capabilities.

Broad Merchandise Assortment : Broad assortment allows for “one stop shopping” for new outfits; promoting mix and match design themes and accessories.

Premium Brand Image : Building a differentiated and strong international brand image by using international models, designs, and stylish and sophisticated merchandise displays.

Value Offering : High fashion and style at competitive or better prices than other mall-based specialty retailers.

Customer Loyalty & Incentives : Numerous customer loyalty and rewards programs such as frequent purchaser discounts.

Target Customers

We have established our target market as female consumers between 18-40 years old. This draws strong foot traffic and a large base of consumers into our retail locations. Approximately 60% of our merchandise is geared towards the taste and fashions favored by women between 20-30 years old. In addition, we seek to fulfill the need of adolescents aged 18-24 with a more mature mindset, as well as people between age 30-40 who have a young mindset. About 40% of the products are designed and developed for these two groups of people. This not only attracts potential consumers and expands the horizon for profits, but also makes the brand promotion more flexible by analyzing the different needs of different psychological age groups.

The bulk of our frequent buyers are 25-35 year old women with moderate to affluent economic backgrounds. This age group is mostly comprised of white-collar workers and career women, who have high sensitivity for fashion, strong consumption ability and high updating rate per time unit (which means how many clothes they change during a time unit).

Our market survey indicated that our targeted customers have the following income profiles:

Monthly Income Level (US$)	as % of Total Customer Base
Below $300	8.6%
$300 to $600	46.2%
$600 to $1,200	32.7%
Above $1,200	12.5%
Total	100%

China Laws and Regulations

Under Chinese laws and regulations, an industry is considered a “key industry” if the acquisition of the industry by an foreign entity may have an impact on “national economic security” or result in a transfer of actual control of a domestic enterprise that owns a well-known trademark or historic Chinese brand name. The women's apparel industry is not considered as a “key industry” in China. Accordingly, Chinese laws and regulations do not restrict foreign investment in China’s women apparel industry.

When we acquired Shanghai Baby Fox on September 20, 2007, we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission and the approval from the SFAE Shanghai local branch. The approvals gave us the permission to change our entity status from a domestic enterprise to a WFOE, and to continue our business in the women’s apparel industry in China as a WFOE without being subject to any restrictions.

Business Strategy

The elements of Baby Fox's business strategy combine to create a merchandise assortment that appeals to Chinese women 18-40 years old. Baby Fox provides stylish fashions at affordable prices, which ultimately distinguish them from their competitors. The core elements of our business strategy include the following:

Active Style & Design Management
Baby Fox adopts a fashion brand management model of “fast in speed to market, less in quantity, more in design and style”, which keeps us focused on constantly developing new styles and designs. Baby Fox engages in extensive market research and analysis, actively monitors global fashion trends, quickly develops new designs, and works primarily with domestic vendors. All of these components result in relatively short lead times, with new designs from concept to store floors in weeks. Close relationships with domestic manufacturers and leading publications allows for quick production and promotion of trendy styles.

Active Inventory Monitoring & Management
Our quick “design to store floor” approach to managing the merchandise mix is helping to build the Baby Fox brand. Any product in a Baby Fox corporate owned store that is not sold in two to three weeks is either sent back to our headquarters or immediately discounted for clearance and popular items are restocked quickly. We rent a temporary 2,000 square meter space at our headquarters. Three times each year we conduct special discount sales to the public to sell these returned products at an 80%- 90% discount. Similarly, non-corporate owned stores are typically required to follow similar pricing strategies and inventory policies. This strategy is successful because of our IT system that supports their responsive supply-chain management.

Broad Merchandise Assortment
Baby Fox’s assortment of apparel and accessories are consistently updated to maintain style and appeal. Our merchandise includes ready-to-wear apparel such as knit and woven tops, dresses, shorts, pants and skirts, as well as accessories such as shoes, handbags and jewelry. This allows customers to create ensembles that are complemented by our color coordinated and fashion-forward accessory items. We consistently introduce new fashion merchandise into the stores and regularly update merchandise displays.

Premium Brand Image
Baby Fox is building a focused and differentiated brand image based on fashion nobility, attitude, value pricing and quality. This image is consistently communicated throughout our business; including merchandise assortments, in-store visual merchandising and marketing materials. For example, black and wine-red carpet, trendy clothes and decoration are sharp contrast to the ordinary storefronts of competing retailers. Baby Fox’s stores currently make strong use of the four colors: black, gold, red and green which are passionate, free and exceptional in elevating each store’s image and perceived level of sophistication. Baby Fox attracts fashionable women into its stores through its unique design, color scheme, and fashionable displays. The brand is largely geared towards metropolitan women who are in pursuit of uniquely trendy designs that are rich in individuality.

Value Offering

Baby Fox focuses on offering highly fashionable merchandise at prices that are competitive, or better than other mall-based specialty retailers. Baby Fox is able to create a perception of value among an expanding customer base by utilizing a variety of pricing techniques such as “buy two get one free” and “buy one get one free”. Rather than simply discounting merchandise Baby Fox’s sales strategy is to consistently bring in new fashions at strong price points, then discount them through offers that encourage and reward larger quantity purchases.

Customer Loyalty & Rewards

Baby Fox is also implementing many customer loyalty and rewards programs such as frequent purchaser discounts.

Design & Quality Control

Baby Fox uses computer aided design systems to develop patterns and production guidelines as part of its product development process. The design team tests sample garments before production to ensure patterns are accurate, stylish, and desirable. Baby Fox and its manufacturing partners adhere to strict quality control programs. Garments that do not pass inspection are immediately returned to manufacturers for rework. All of our merchandise is marketed under the Baby Fox brand name. Baby Fox designs and develops its merchandise in-house, which is manufactured to our specifications. The majority of Baby Fox’s merchandise is received, inspected, processed, warehoused and distributed through our distribution center based in the in the heart of the Changzhou fashion district in the Jiangsu Province.

Operations & Distributions Center

We lease a five story 30,139 square ft. distribution center, storage facilities, and operations center in Changzhou fashion district in the Jiangsu Province from our strategic partner and related company Changzhou CTS Fashion Co., Ltd. “CTS”. We also lease executive offices in Shanghai from one of our board directors. With our headquarters and distribution center in Shanghai and the center of the Jiangsu fashion district and in close proximity to our manufacturers, Baby Fox is able to continuously monitor quality control and easily collaborate with its key suppliers.

Baby Fox has a close strategic relationship with its primary manufacturer CTS which was originally co-founded by Baby Fox’s lead designer. CTS maintains a number of large industrial parks and nine large clothing manufacturing facilities in the Jiangsu Province. CTS’s nine production bases produce coats, jeanswear, furs, jackets, coats, skirts, sweaters and other products specific to Baby Fox’s design specifications. Our strategic relationship with CTS allows Baby Fox flexibility in bringing its ever evolving range of designs and diversified styles quickly to the market.

Marketing & Branding

Our advertising and direct marketing initiatives have been developed to elevate brand awareness, increase customer acquisition and retention, and support key merchandising strategies. Our advertising promotes brand awareness and supports numerous product line expansion opportunities. For fiscal year 2010, we increased our marketing expenditures. A large portion of these expenditures will support the launch of our new marketing initiatives. We plan to build brand awareness through targeted advertising campaigns that focus specifically on our core customers.

From its inception, Baby Fox has been positioned in China as an international brand with Italian roots as the brand was originally trademarked in Italy. Foreign apparel brands from France, Italy, the U.S, Japan, and the U.K have dominated the high-end fashion scene in China. As a foreign owned U.S. retailer with operations in China, Baby Fox has unique branding and operating advantages.

We have been able to build a strong international image in China by using multi-cultural and international models. We have been able to generate an enormous amount of free publicity through intelligent brand positioning and leveraging key media contacts. Baby Fox has ties to the fashion industry and leading women’s fashion magazines. Our latest lines are often featured in articles which generate substantial store traffic, and prove to be much more effective than traditional purchased advertising campaigns.

In addition to advertising we also rely on our agency marketing system to market our brand. We formally adopted an agency marketing system in 2008. A regional agent is an individual or trading company who we contract to have exclusive and nontransferable rights to sell and promote our products in designated areas such as a city or province. The contract term is usually for a year and renewable 60 days prior to expiration. The agent is selected from our target area and responsible for determining store locations within the area (contingent upon our approval), setting up our corporate stores in that area, hiring store staff, and managing all stores’ day to day operation in the area. The agent does not have the authority to raise the standard prices of our products or to offer discounts without our approval, nor can they sell products of other brand names in the stores. In return for their services, a sales agent is paid a commission called an agency fee ranging from 5% to 38% of the stores’ sales revenue. As our regional agent is selected for local expertise in sales and marketing in the area, such a marketing system helps us penetrate a target market more rapidly and provides a proper incentive for the agent to increase our market share in that area.

Product Management

Overview

Baby Fox consistently maintains and strengthens its brand recognition by offering all of our modern and classical merchandise under its proprietary Baby Fox label. Our product offering includes a range of fashion separates, tops, dresses, and accessories for career, evening, and casual style. Baby Fox designs its clothes and colors with the goal of allowing items to be mixed and matched. This allows customers the interchangeability to present different styles for various occasions.

Design Approach

Baby Fox continuously updates its fashions and clothing designs to stay in sync with the latest fashion designs and trends from around the world. Our design concepts follow the market trend in Italy, France, Japan and China. This prevents any one business from dominating a specific design or style. This is what Baby Fox calls its “three-in-one” design concept as they use multiple designers to develop current fashions that can be mixed and matched. As a result of the joint effort, we are able to choose from between about 1,500 to 3,000 newly designed pieces every year to put into the stores.

Existing Product Lines

Every season Baby Fox strives to bring its customers unlimited surprises by offering fashionable evening wear, business suits, casual wear and accessories. Baby Fox offers its customers the latest fashions with exceptionally low prices. Baby Fox’s designs break free from traditional styles and bring out youth and passion. We are committed to providing exciting fashion options and constantly updating our product lines.

Casual Wear

One of Baby Fox’s most popular design categories is “Stylish Casual”, which is appropriate for Fridays in the office or weekends. As people’s life styles change, the market for casual wear has great development potential. The market demand for casual wear is also increasing every year.

Evening Wear

Baby Fox designs elegant suits and dresses appropriate for elegant yet fashionable special occasions such as dinner parties, banquets, weddings and other important occasions.

Business Wear

Our business wear category is appropriate for formal occasions such as negotiations, business talks, or meeting customers in the office. As working environments and the nature of business change, plain, stiff business suits can no longer fulfill consumers’ needs. More people will choose appropriate but also comfortable and natural clothes in their daily work. Some of the domestic business suit brands have started to change positioning moving towards business casual style.

Accessories

Accessories consist primarily of jewelry, belts and handbags intended to complement our sportswear and dress selections.

The most effective strategy for penetrating the Chinese market thus far has been to position oneself at the mid-high to premium segments as they enter the market. As a foreign retailer, Baby Fox has the unique advantage to enter a market that has a high desire for high quality products at affordable prices. Based on our initial success and management’s assessment of future opportunities, Baby Fox is positioned for continued growth over the next several years.

Inventory Monitoring & Management

Merchandise is received, inspected, processed, warehoused and distributed through our distribution center based in Jiangsu Province. Our distribution center located in Changzhou city in Jiangsu province is segregated both physically and operationally from our related party Changzhou CTS which is our major supplier. We rent a separate warehouse and office from Changzhou CTS and have our own personnel, from management to staff, to manage and operate the distribution center. Any product in a Baby Fox corporate owned store that is not sold in more than two or three weeks is sent back to our distribution center or immediately discounted for clearance. Similarly, non-corporate owned stores are encouraged to follow similar pricing strategies and inventory procedures. This strategy succeeds because of our outstanding supply-chain management and the application of point of sale monitoring systems. Management responds quickly to what’s occurring in each region, and more importantly at each store. The merchandise planning and allocation team works closely with both corporate and non-corporate store personnel to meet the requirements of individual stores. As of June 30, 2010 and 2009, approximately 52% and 60% of our total inventory was at our distribution center compared to our store locations and, for inventory at our distribution center, approximately 13% and 57% were returned merchandise, respectively.

Current Retail Locations

Overview

Baby Fox retail stores are located predominantly in well-positioned mall locations within spaces that average approximately 1,000 square feet. The stores are designed to create an environment that accentuates Baby Fox’s fashions, breadth, and value of merchandise selection.

Both corporate owned stores and non-corporate owned stores use bold, exaggerated colors, such as eye-catching gold, noble black or passionate red. The use of settings and decorations create a sense of nobility. The key is to achieve the unity and balance between color and material. Our merchandise planning and allocation team works closely with both corporate and non-corporate store personnel to meet the requirements of individual stores for appropriate merchandise in sufficient quantities. This team is also responsible for managing inventory levels, allocating merchandise to stores, and replenishing inventory.

Our management team monitors and tracks the store sales via our Enterprise Resource Planning (ERP) computer system store by store on both daily and monthly basis. In addition, the ERP system can also sort our sales and inventory geographically, city by city and province by province, on both a monthly and yearly base. A typical sales metric is included in Exhibit 99.1 attached hereto, which can track the monthly sales by store and by per square meter.

Baby Fox Store Footprint – As of June 30, 2010

Since the launch of its first retail mall store in July of 2006, Baby Fox has been a success story in China’s fashion industry. The brand has gained exposure in leading women’s magazines. We currently have 165 store locations as of June 30, 2010, of which 131 are corporate stores and 34 non-corporate stores.

Corporate Owned Stores

As of June 30, 2010, Baby Fox had 131 corporate stores in China. We also test new markets with seasonal stores in additional locations during peak apparel shopping months. Baby Fox seeks to instill enthusiasm and dedication in its corporate owned store management personnel and sales associates through incentive programs and regular communication with the stores. Sales associates receive commissions on sales with a guaranteed minimum hourly compensation. Store managers receive base compensation plus incentive compensation based on sales and inventory control.

Non-Corporate Stores

As of June 30, 2010, we had 34 non-corporate stores in China. Currently, we are able to use our point-of-sale systems to track non-corporate owned store sales.

Typically, all licensed non-corporate retail stores may only carry Baby Fox brand merchandise, the store floor must be designed according to corporate standards, and all employees must represent the Baby Fox brand image via their customer service attitude, attire, and other relevant procedures. This is a separate business entity from us. With respect to non-corporate stores, Baby Fox maintains authority and approval rights with respect to store locations, store designs, license renewals, merchandise orders, and the right to conduct random store audits and monitoring.

Upon agreeing to open a non-corporate Baby Fox store the licensee must open the store within a limited time frame, otherwise the contract will terminate immediately. The licensee must agree to comply with our policies with non-corporate stores, including, but not limited to, having the same computer management software, using our set prices, maintaining a set number of employees, and hiring employees with the required qualifications. Without our permission, the licensee cannot transfer the license to a third party or sell products of other brand names in the licensed store. If the licensee violates any of our regulations, it shall be fined, and we reserve the right to cancel the contract which can also be terminated if necessary.

The term of the license with non-corporate stores is normally two years, which is renewable 60 days prior to expiration. Non-corporate store owners pay 30% down payment to order our products, and the balance of 70% anytime before we ship our products to them. We do not collect any license fee from non-corporate store owners. Upon signing the contract, we charge the non-corporate store a one-time non-refundable alliance fee of RMB 20,000 (approximately US$2,918) for using our brand name. The fee is accounted as revenue from non-corporate stores.

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of us exist and collectability is reasonably assured. Non-corporate stores have the right to return unsold merchandise for up to sixty days after receipt of the merchandise for exchange. Reserves are established to reflect anticipated losses resulting from the return of unsold merchandise based on historical information. Currently we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period.

Growth Plan

Overview

Based on our initial success and the assessment of the future opportunity, we are positioned for continued growth over the next several years. We plan to continue to grow retail store locations over the next few years; but due to a liquidity constraint, we will be more focused on location selection. We will also increase our efforts to improve sales at current stores and remove non-performing store locations in a timely fashion. Corporate stores will primarily be opened in major metropolitan areas and non-corporate or “licensed” stores will be established in suburban communities.

Specialty stores are popular in China because they have good control over operations, store decorations, and the products and services offered. Furthermore, smaller focused stores can well adapt to China’s growing demand for “fast fashion” and changing fashion trends (i.e. shorter product lifecycles and shifting demand for designs). Baby Fox is currently focusing on expanding in larger cities via corporate owned stores; smaller cities are ideal targets for non-corporate or “licensed” stores. There is huge market potential for women's apparel in less developed cities in China. Owner operated stores in less developed cities are ideal as local managers have a good understanding of malls and locations with high foot traffic patterns and are highly incentivized to capture the still less tapped market of emerging cities while also benefiting from the lower operating costs of these areas.

While Baby Fox could scale non-corporate stores with minimal capital, management’s preference is to expand via corporate owned stores in major cities and use licensed stores in less metropolitan areas. The economics of this strategy help us better manage overall cash flow and inventory levels and scale the business in a measured manner. We have kept abundant inventory to support our store expansion plan.

Corporate Owned Stores

Pros:	Cons:
Gross margins figures per store are substantially better.	Higher working capital and administrative costs due to inventory, store set up, and operating costs.

Greater flexibility in experimenting with displays, promotions, and new marketing concepts.	Initial store opening costs, fixtures, etc. are absorbed by us.

Non-Corporate Owned Stores

Pros:	Cons:
No working capital required, instantly profitable (inventory and fixture purchases are made by independent owners / licensees).	Careful screening and consistent monitoring of stores are needed to insure Baby Fox standards and policies are being adhered to properly.

Minimal risk with respect to expanding in less urban markets and improves inventory turnover.

Allows for growth with minimal investment capital.

Additional Growth Initiatives

In addition to expanding store locations, Baby Fox is developing several initiatives to further accelerate sales, increase margins, and widen its customer base throughout mainland China. These initiatives include discount outlets, and a line of Baby Fox Active Sport stores.

Discount Outlets

A discount outlet is a store in which excess inventory can be sold to the public at a fraction of its original retail prices. This form of venue for businesses is becoming increasingly popular and lucrative. Discount stores provide an effective means to generate revenues from otherwise outdated fashion apparel. There is a consensus that this newly emerging apparel distribution channel has been successful throughout China. It comes as no surprise that many Chinese women relish the concept of purchasing “last year’s” trend for a lower purchase price. Discount outlets are classified as Class B corporate stores. As of June 30, 2010, we had 143 Class A and 22 Class B stores. Our Class B stores are carefully selected to target different market segments from Class A stores. We made careful consideration when choosing the locations of Class B stores. Our Class A stores are located in the major cities, such as Beijing, Shanghai and Shenzhen while our Class B stores are located in secondary cities and non-mainstream shopping area of those tier-1 cities. We believe that our Class B stores will not cannibalize our current Class A store sales. The product style and design at our Class B stores are more or less out of season and target areas where customers have both fashion sense and economic consideration. For the same reason, we believe that our Class A brand, price and discount expectation will not be affected by Class B stores because they target different market segments both economically and geographically.

Active Wear Stores

Long term aspirations include the launch of a Baby Fox Active Sport wear line of boutique stores. We have not launched any Baby Fox Active Sport stores as of the filing of this report.

Where You Can Find Us

We presently maintain our principal office at Minhang District, 89 Xinbang Road, Suite 305-B5, Shanghai, P.R. China. Our telephone number is +86 21 5415 3855. We maintain a website at www.babyfoxstyle.com.

Employees

As of June 30, 2010, we have 608 full-time employees, and no part-time employees.

ITEM 1A. RISK FACTORS.

Risks Relating to Our Business

WE MUST SUCCESSFULLY GAUGE FASHION TRENDS AND CHANGING CONSUMER PREFERENCES, AND PROVIDE MERCHANDISE THAT SATISFIES CUSTOMER DEMAND IN A TIMELY MANNER TO INCREASE OUR SALES VOLUME AND IMPROVE OUR OPERATING RESULTS.

Our success is largely dependent upon our ability to gauge the fashion tastes of our customers and to provide merchandise that satisfies customer demand in a timely manner. The global specialty retail business fluctuates according to changes in consumer preferences dictated, in part, by fashion and season. To the extent we misjudge the market for our merchandise or the products suitable for local markets, our sales will be adversely affected and the markdowns required to move the resulting excess inventory will adversely affect our operating results. Some of our past product offerings have not been well received by our broad and diverse customer base. Merchandise misjudgments could have a material adverse effect on our operating results.

Our ability to anticipate and effectively respond to changing fashion trends depends in part on our ability to attract and retain key personnel in our design, merchandising, marketing and other functions. Competition for this personnel is intense, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in future periods.

Fluctuations in the global specialty retail business especially affect the inventory owned by apparel retailers, since merchandise usually must be ordered well in advance of the season and frequently before fashion trends are evidenced by customer purchases. In addition, the cyclical nature of the global specialty retail business requires us to carry a significant amount of inventory, especially prior to peak back-to-school and holiday selling seasons when we build up our inventory levels. We must enter into contracts for the purchase and manufacture of merchandise well in advance of the applicable selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. In the past, we have not always predicted our customers’ preferences and acceptance levels of our fashion items with accuracy. In addition, lead times for many of our purchases are long, which may make it more difficult for us to respond to new or changing fashion trends or consumer acceptance for our products. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins.

OUR BUSINESS IS HIGHLY COMPETITIVE AND DEPENDS ON CONSUMER SPENDING PATTERNS. THE INTERNATIONAL AND CHINESE DOMESTIC ECONOMIC DOWNTURN MAY CAUSE DECLINES IN CONSUMER SPENDING ON APPAREL AND ACCESSORIES, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATING RESULTS.

The global specialty apparel retail industry is highly competitive. In the Chinese market, we compete with China’s national and local department stores, specialty and discount store chains, independent retail stores and internet businesses that market similar lines of merchandise. We face a variety of competitive challenges including:

  anticipating and quickly responding to changing consumer demands;

  maintaining favorable brand recognition and effectively marketing our products to consumers in several diverse market segments;

  developing innovative, high-quality products in sizes, colors and styles that appeal to consumers of varying age groups and tastes;

  sourcing merchandise efficiently;

  competitively pricing our products and achieving customer perception of value;

  providing strong and effective marketing support; and

  attracting consumer traffic.

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on apparel and accessories could have a material adverse effect on our operating results. The short-term sector outlook in China is becoming more promising with faster income growth and better consumer sentiment. Both urban and rural household income showed faster growth in the first six months of 2010. The per capita disposable income of urban households grew by 7.5% year-over-year in real terms during this period. The per capita disposable income of rural households gained 9.5% year-over-year in real terms during this period. In addition to macroeconomic conditions, an improvement in the Chinese property and stock markets has improved consumer confidence. In 2010, China’s consumer confidence index has seen a mild increase from 104.7 in January 2010, to 107.9 in March 2010, and then to 108.9 in June 2010. [Source: Li & Fung China Trade Quarterly August 2010 Issue 19.]

We also face competition with European, American, Japanese and Canadian manufacturers with established regional and national chains in China. Meanwhile, softer global demand has posed huge challenges to clothing exporters within China. An increasing number of export-oriented clothing enterprises now attempt to engage in China domestic sales. Our success in China’s domestic markets depends on our ability to determine a sustainable profit formula to build brand loyalty and gain market share in these challenging retail environments. If we cannot effectively take advantage of both domestic and international growth opportunities, our results of operations could be adversely affected.

EXISTING AND INCREASED COMPETITION IN THE SPECIALTY RETAIL, DIRECT-TO-CONSUMER AND WHOLESALE APPAREL BUSINESS MAY REDUCE OUR NET REVENUES, PROFITS AND MARKET SHARE.

The specialty retail, direct-to-consumer and the wholesale apparel businesses are each highly competitive. Our retail stores compete on the basis of, among other things, the location of our stores, the breadth, quality, style, and availability of merchandise, the level of customer service offered and merchandise price. Many of our competitors have substantially greater name recognition as well as financial, marketing and other resources. We cannot assure you that we will continue to be able to compete successfully against existing or future competitors. Our competitors may force a markdown or promotional sales environment which could hurt our ability to achieve our historical profit margins. Our expansion into markets served by our competitors and entry of new competitors or expansion of existing competitors into our markets could have a material adverse effect on our business, financial condition and results of operations.

WE EXPECT THAT STORE OPENING COSTS WILL REDUCE NET INCOME IN FUTURE PERIODS.

Due to the initial term of the leases with mall operators and the cancellation provisions in the store leases, the cost of leasehold improvements and store fixtures averaging $21,750 per store are charged to expense as incurred. The effect of store openings could potentially reduce reported net income in the period of store openings.

OUR NEW STORES MAY NOT BE SUCCESSFUL AND WILL EXPOSE US TO ADDITIONAL RISK AND COULD NEGATIVELY AFFECT OUR BUSINESS.

Opening new retail stores will lead to an increase in fixed costs and operating expenses. These investments expose us to the additional risk that some of the chosen locations may turn out to be inadequate because of changes in the area’s demographic profile or the location of shopping districts. Failure or changes in any areas in which we have stores could have a material adverse effect on our business and results of operations.

WE NEED TO MANAGE GROWTH IN OPERATIONS TO MAXIMIZE OUR POTENTIAL GROWTH AND ACHIEVE OUR EXPECTED REVENUES AND OUR FAILURE TO MANAGE GROWTH WILL CAUSE A DISRUPTION OF OUR OPERATIONS RESULTING IN THE FAILURE TO GENERATE REVENUE.

In order to maximize potential growth in our current and potential markets, we believe that we must expand our sourcing of apparel and accessories and marketing operations. This expansion will place a significant strain on our management and our operational, accounting, and information systems. We expect that we will need to continue to improve our financial controls, operating procedures, and management information systems. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

In order to achieve the above mentioned targets, our general strategies are to maintain and search for hardworking employees who have innovative initiatives; on the other hand, we will also keep a close eye on expanding opportunities, for example, acquisition of state-owned enterprises.

WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR BUSINESS AND OPENING NEW RETAIL STORES.

Our growth strategy depends on our ability to open and operate new retail stores on a profitable basis. Our operating complexity will increase as our store base grows, and we may face challenges in managing our future growth. Such growth will require that we continue to expand and improve our operating capabilities, and expand, train and manage our employee base. We may be unable to hire and train a sufficient number of qualified personnel or successfully manage our growth. Our expansion prospects also depend on a number of other factors, many of which are beyond our control, including, among other things, competition, the availability of financing for capital expenditures and working capital requirements, the availability of suitable sites for new stores locations on acceptable lease terms, and the availability of inventory. There can be no assurance that we will be able to achieve our store expansion goals, nor can there be any assurance that our newly opened stores will achieve revenue or profitability levels comparable to those of our existing stores in the time periods estimated by us, or at all. If our stores fail to achieve, or are unable to sustain, acceptable revenue and profitability levels, we may incur significant costs associated with closing those stores.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED THEIR CONCERN AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Our independent auditors, Friedman LLP, have expressed substantial doubt concerning our ability to continue as a going concern in its audit report on our financial statements for the fiscal year ended June 30, 2010. As of June 30, 2010, we had a stockholders’ deficiency of $7,035,715, a working capital deficit of $6,483,693 and a net loss of $435,531 for the year ended June 30, 2010. We will continue incurring additional expenses as we implement our growth and expansion plan for the remainder of fiscal year 2011, which will reduce our net income in 2011. If we are not able to achieve profit, then we likely will be forced to cease operations and investors will likely lose their entire investment.

WE PLAN TO MAKE PAYMENTS OF THE UNPAID DIVIDEND THAT WAS DECLARED BY OUR WHOLLY OWNED SUBSIDIARY, SHANGHAI BABY FOX, IN 2007. THIS PAYMENT WILL SUBSTANTIALLY DECREASE OUR CASH POSITION.

Our wholly owned subsidiary, Shanghai Baby Fox, declared cash dividends on August 8, 2007 and December 10, 2007 in the amount of $405,570 at $4.06 per share, and $437,134, at $4.37 per share, respectively, to Fengling Wang, its sole shareholder of record on the dates the dividends were declared. The dividends have not been paid as of the date of this report. We plan to pay these dividends only when our net income exceeds the total amount due and when the payment will not have a significant impact on our financial position. The payment of the dividends will substantially decrease our cash position, and may consequently reduce the number of corporate stores that we plan to open in the future.

WE MAINTAIN VARIOUS BUSINESS RELATIONSHIPS WITH RELATED PARTIES.

We entered into various material agreements with our shareholders, our officers and directors, the family members of our shareholders or officers and directors, and enterprises in which one or more of our shareholders or officers and directors hold substantial interests. Our business operations and development rely upon the belief that our counterparties to these agreements will execute their responsibilities and obligations as set forth in these agreements. A substantial portion of our purchases also derive from our transactions with related parties.

It is possible that in the future, we will not be able to generate revenues with related parties at the current level or at all. If and to the extent such related party transactions also occur in the future, they could result in a conflict of interests between their duties as our shareholders or members of our executive group, and their interests as representatives and/or shareholders of parties that benefit from business relationships with us. Such conflicts of interest could have a material adverse effect on our business, financial condition and results of operations.

WE SOURCED 100% OF OUR PRODUCT MANUFACTURING FROM A RELATED PARTY, CHANGZHOU CTS FASHION CO., LTD, PURSUANT TO A PURCHASE AGREEMENT. IF THE RELATED PARTY CANCELS THE PURCHASE AGREEMENT, IT WILL TAKE US CONSIDERABLE TIME AND EFFORT TO LOCATE NEW QUALIFIED SUPPLIERS.

As of June 30, 2010, we sourced 100% of our products from a related party, Changzhou CTS Fashion Co., Ltd. (“Changzhou CTS”). Pursuant to the purchase agreement with Changzhou CTS, we pay 30% of the total price of the value as down payment upon placing an order, pay 60% upon our receipt of the order, and pay the remaining balance within 25 days following the receipt of the products. Besides delivery time and location, the agreement specifies that the products must be manufactured strictly as confirmed samples and in accordance with national standards and should be shipped only upon approval of our quality control director. Should such purchase agreement be cancelled, it will take us considerable time and effort to locate new qualified suppliers.

OUR AGREEMENTS WITH RELATED PARTIES COULD CREATE CONFLICTS OF INTEREST AND ADVERSELY AFFECT US.

We believe that the transactions and agreements that we have entered into with related parties are on terms that are at least as favorable as could reasonably have been obtained at such time from third parties. However, the relationship could create, or appear to create, potential conflicts of interest when our board of directors is faced with decisions that could have different implications for us and our related parties or their affiliates. The appearance of conflicts, even if such conflicts do not materialize, might adversely affect the public's perception of us, as well as our relationship with other companies and our ability to enter into new relationships in the future, which could have a material adverse effect on our ability to do business. In addition, conflicts of interest may arise between us and our related parties and their affiliates. Our related parties may favor their own interests over our and your interests.

SUBSTANTIALLY ALL OF OUR BUSINESS, ASSETS AND OPERATIONS ARE LOCATED IN CHINA. THE CHINESE GOVERNMENT MAY TAKE MEASURES THAT BENEFIT THE OVERALL ECONOMY OF CHINA, WHICH MAY HAVE ADVERSE EFFECTS ON OUR OPERATIONS.

Substantially all of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects. The economy of China has been transitioning from a planned economy to a market-oriented economy. Although in recent years the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the PRC government. In addition, the PRC government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Some of these measures benefit the overall economy of China, but may have a negative effect on us.

WE CANNOT ASSURE YOU THAT WE CAN SUCCEED IN OUR STRATEGY TO GROW ORGANICALLY THROUGH INCREASING THE DISTRIBUTION AND SALES OF OUR PRODUCTS BY PENETRATING EXISTING MARKETS IN PRC AND ENTERING NEW GEOGRAPHIC MARKETS IN PRC AS WELL AS OTHER PARTS OF ASIA AND THE UNITED STATES. OUR FAILURE TO IMPLEMENT THIS STRATEGY MAY RESULT IN A NEGATIVE IMPACT ON OUR GROWTH, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND CASH FLOW.

One of our strategies is to grow organically through increasing the distribution and sales of our products by penetrating existing markets in PRC and entering new geographic markets in PRC as well as other parts of Asia and the United States. However, many obstacles to entering such new markets exist, including, but not limited to, international trade and tariff barriers, shipping and delivery costs, costs associated with marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to implement this organic growth strategy successfully may have a negative impact on our growth, future financial condition, results of operations or cash flows.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL ON TERMS ACCEPTABLE TO US AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

If adequate additional financing is not available on acceptable terms, we may not be able to undertake store expansion and we would have to modify our business plans accordingly. There is no assurance that additional financing will be available to us.

In connection with our growth strategies, we may experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including (i) our profitability; (ii) competitive conditions in our industry; and (iii) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies has experienced wide fluctuations that have not necessarily been related to the operations, performances, underlying asset values or prospects of such companies. For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. If we need additional funding, the market fluctuations affecting our stock price could limit our ability to obtain equity financing.

If we cannot obtain additional funding, we may be required to: (i) limit our store expansion; (ii) limit our marketing efforts; and (iii) decrease or eliminate capital expenditures.

Such reductions could materially adversely affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

BABY FOX LIMITED IS OUR PARENT COMPANY AND COULD TAKE ACTIONS THAT ARE DETRIMENTAL TO YOUR INVESTMENT FOR WHICH YOU WOULD HAVE NO REMEDY.

Baby Fox Limited beneficially owns the majority of our outstanding common stock as of the date of this filing. It has the ability to substantially influence our management, policies, and business operations. It will have the ability to control all matters submitted to the stockholders for approval, including the election and removal of directors and the approval of any merger and consolidation, or sale of all or substantially all of our assets. It could take actions detrimental to your investment in the future for which you would have no remedy.

WE DEPEND ON KEY PERSONNEL AND MAY NOT BE ABLE TO RETAIN OR REPLACE THESE EMPLOYEES OR RECRUIT ADDITIONAL QUALIFIED PERSONNEL, WHICH WOULD HARM OUR BUSINESS.

Our future success also depends upon our continuing ability to attract and retain highly qualified personnel. Our business expansion, management and operation will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. Competition for such personnel is intense. There can be no assurance that we will be able to attract or retain highly qualified personnel. Competition for skilled personnel in the fashion industry is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees. Our inability to attract skilled management personnel and other employees as needed could have a material adverse effect on our business, operating results and financial condition. Our arrangement with our current employees is at will, meaning its employees may voluntarily terminate their employment at any time. We anticipate that the use of stock options, restricted stock grants, stock appreciation rights, and phantom stock awards will be valuable in attracting and retaining qualified personnel. However, there is no assurance that this plan can achieve such effect.

OUR INTERNATIONAL OPERATIONS REQUIRE US TO COMPLY WITH A NUMBER OF UNITED STATES AND INTERNATIONAL REGULATIONS WHICH MAY INCREASE OUR OPERATING COSTS, LIMIT THE SCOPE OF OUR TRANSACTIONS AND REDUCE OUR ABILITY TO CONTINUOUSLY INCREASE OUR PROFITS.

We are required to comply with a number of international regulations in countries outside of the United States, which may increase our operating costs. In addition, we must comply with the Foreign Corrupt Practices Act, or FCPA, which prohibits U.S. companies or their agents and employees from providing anything of value to a foreign official for the purposes of influencing any act or decision of these individuals in their official capacity to help obtain or retain business, direct business to any person or corporate entity or obtain any unfair advantage. Any failure by us to adopt appropriate compliance procedures and ensure that our employees and agents comply with the FCPA and applicable laws and regulations in foreign jurisdictions could result in substantial penalties and/or restrictions in our ability to conduct business in certain foreign jurisdictions. We believe we are currently in compliance with such regulations. The U.S. Department of The Treasury's Office of Foreign Asset Control, or OFAC, administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, we are restricted from entering into transactions with certain targeted foreign countries, entities and individuals except as permitted by OFAC which may reduce our ability to increase our profits.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH UNITED STATES CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the U.S. Securities and Exchange Commission. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Risks Relating to the People's Republic of China

THE PRC LEGAL SYSTEM EMBODIES UNCERTAINTIES THAT COULD LIMIT THE LEGAL PROTECTIONS AVAILABLE TO YOU AND US.

Unlike common law systems, the PRC legal system is based on written statutes and decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation since then has been to significantly enhance the protections afforded to various forms of foreign investment in China. Our PRC operating subsidiary is subject to laws and regulations applicable to foreign investment in China. Our PRC affiliated entity is subject to laws and regulations governing the formation and conduct of domestic PRC companies. Relevant PRC laws, regulations and legal requirements may change frequently, and their interpretation and enforcement involve uncertainties. For example, we may have to resort to administrative and court proceedings to enforce the legal protection that we enjoy either by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting and implementing statutory and contractual terms, it may be more difficult to evaluate the outcome of administrative and court proceedings and the level of legal protection we enjoy than under more developed legal systems. Such uncertainties, including the inability to enforce our contracts and intellectual property rights, could materially and adversely affect our business and operations. Accordingly, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the legal protections available to us and other foreign investors.

FAILURE TO COMPLY WITH PRC REGULATIONS RELATED TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT STOCKHOLDERS TO PERSONAL LIABILITY, LIMIT OUR ABILITY TO ACQUIRE PRC COMPANIES OR TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, AND LIMIT OUR PRC SUBSIDIARIES’ ABILITY TO DISTRIBUTE PROFITS TO US.

The PRC State Administration of Foreign Exchange, or SAFE, has promulgated several regulations, including Circular 75 issued in November 2005 and implementation rules issued in May 2007, requiring registrations with, and approvals from, PRC government authorities in connection with direct or indirect offshore investment activities by PRC residents. These regulations apply to our shareholders and beneficial owners who are PRC residents.

The SAFE regulations require registration of direct or indirect investments made by PRC residents in offshore companies. In the event that a PRC shareholder with a direct or indirect stake in an offshore parent company fails to make the required SAFE registration, the PRC subsidiaries of that offshore parent company may be prohibited from making distributions of profit to the offshore parent and from paying the offshore parent proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiaries. Further, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for foreign exchange evasion.

We believe our controlling stockholder, Hitoshi Yoshida, a Japanese national, who is not a PRC resident as defined in Circular 75 is not required to register with the relevant branch of SAFE, in connection with his equity interests in us and our acquisitions of equity interests in our PRC subsidiary.

However, we cannot provide any assurances that our PRC resident shareholders, their existing registrations, and their amendments to their registrations have fully complied with all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PEOPLE’S REPUBLIC OF CHINA.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

EVEN THOUGH WE HAVE OBTAINED THE GOVERNMENTAL APPROVALS WHICH ALLOW US TO CHANGE OUR ENTITY FROM A CHINESE DOMESTIC ENTERPRISE TO A WHOLLY FOREIGN OWNED ENTERPRISE AND TO CONTINUE OUR BUSINESS IN THE CHINESE WOMEN’S APPAREL INDUSTRY AS A WHOLLY FOREIGN OWNED ENTERPRISE WITHOUT ANY RESTRICTIONS, THERE IS SUBSTANTIAL UNCERTAINTY WITH RESPECT TO THE FUTURE INTERPRETATION AND APPLICATION OF THE RELEVANT LAWS AND REGULATIONS.

Under PRC laws and regulations, an industry is considered a “key industry” if the acquisition of the industry by an foreign entity may have an impact on “national economic security” or result in a transfer of actual control of a domestic enterprise that owns a well-known trademark or historic Chinese brand name. The women's apparel industry is not considered as a “key industry” in China. Accordingly, PRC laws and regulations do not restrict foreign investment in China’s women’s apparel industry.

When we acquired Shanghai Baby Fox on September 20, 2007, we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission and the approval from the SAFE Shanghai local branch. The approvals gave us the permission to change our entity from a domestic enterprise to a WFOE, and to continue our business in the women’s apparel industry in China as a WFOE without being subject to any restrictions.

Although we believe that our operations are in compliance with current, applicable PRC regulations in all material aspects, many PRC laws and regulations are subject to extensive interpretive power of governmental agencies and commissions, and there is substantial uncertainty regarding the future interpretation and application of these laws or regulations.

CERTAIN POLITICAL AND ECONOMIC CONSIDERATIONS RELATING TO THE PRC COULD ADVERSELY AFFECT OUR OPERATIONS. OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED BY CHANGES IN THE PRC’S ECONOMIC AND SOCIAL CONDITIONS AS WELL AS BY CHANGES IN THE POLICES OF THE PRC GOVERNMENT.

The PRC is transitioning from a planned economy to a market economy. While the PRC government has pursued economic reforms since its adoption of the open-door policy in 1978, a large portion of the PRC economy is still operating under five-year plans and annual state plans. Through these plans and other economic measures, such as control on foreign exchange, taxation and restrictions on foreign participation in the domestic market of various industries, the PRC government exerts considerable direct and indirect influence on the economy. Many of the economic reforms carried out by the PRC government are unprecedented or experimental, and are expected to be refined and improved. Other political, economic and social factors can also lead to further readjustment of such reforms. This refining and readjustment process may not necessarily have a positive effect on our operations or future business development. Our operating results may be adversely affected by changes in the PRC's economic and social conditions as well as by changes in the policies of the PRC government, such as changes in laws and regulations (or the official interpretation thereof), measures which may be introduced to control inflation, changes in the interest rate or method of taxation, and the imposition of additional restrictions on currency conversion.

China’s economy grew by 11.1% year-over-year to reach $2.55 trillion US Dollars during the first six months of 2010, while GDP growth slowed to 10.3% in the second quarter of 2010 from 11.9% growth in the first quarter of 2010, according to the Chinese National Bureau of Statistics. The spokesman of the Bureau said “the slowdown in the growth rate will benefit the economy because it will prevent it from growing too fast and overheating.” Following the announcement of the 4 trillion Yuan (approximately $588 billion in USD) stimulus plan in November 2008, China announced a series of packages to boost the economy, especially, the support plans for ten key industries, that had been severely harmed by the global recession, including auto & steel, textile, equipment manufacturing, non-ferrous metal, petrochemical, shipbuilding, electronics & information, logistics and light industries. Those policies have played a critical role to mitigate the impact of a global recession and quickly turned around China’s economy. However, there is no assurance on whether China’s economic recovery is sustainable due to fears of asset bubbles and uncertainty in interest rate and exchange rate changes. Our operations will be adversely affected if China’s economic recovery is not sustainable and the growth rate starts to decline again.

THE RECENT NATURE AND UNCERTAIN APPLICATION OF MANY PRC LAWS APPLICABLE TO US CREATE AN UNCERTAIN ENVIRONMENT FOR BUSINESS OPERATIONS AND THEY COULD HAVE A NEGATIVE EFFECT ON US.

The PRC legal system is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, the PRC began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in the PRC and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could have a negative impact on our business and business prospects.

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the PBOC exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the PBOC exchange rate according to market conditions.

Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, or FIEs, for use on current account items, including the distribution of dividends and profits to foreign investors, is permissible. FIEs are permitted to convert their after-tax dividends and profits to foreign exchange and remit such foreign exchange to their foreign exchange bank accounts in the PRC. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including FIEs) which require foreign exchange for transactions relating to current account items, may, without approval of the SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

Convertibility of foreign exchange in respect of capital account items, such as direct investment and capital contribution, is still subject to certain restrictions, and prior approval from the SAFE or its relevant branches must be sought.

Furthermore, the Renminbi is not freely convertible into foreign currencies nor can be freely remitted abroad. Under the PRC’s Foreign Exchange Control Regulations and the Administration of Settlement, Sales and Payment of Foreign Exchange Regulations, foreign invested enterprises are permitted either to repatriate or distribute its profits or dividends in foreign currencies out of its foreign exchange accounts, or exchange Renminbi for foreign currencies through banks authorized to conduct foreign exchange business. The conversion of Renminbi into foreign currencies for capital items, such as direct investment, loans and security investment, is subject, however, to more stringent controls.

Since 1994, the exchange rate for Renminbi against the United States dollar has remained relatively stable, most of the time in the region of approximately RMB8.28 to $1.00. However, in 2005, the Chinese government announced that it would begin pegging the exchange rate of the Chinese Renminbi against a number of currencies, rather than just the U.S. dollar and, the exchange rate for the Renminbi against the U.S. dollar became RMB8.02 to $1.00. As our operations are primarily in PRC, any significant revaluation or devaluation of the Chinese Renminbi may materially and adversely affect our cash flows, revenues and financial condition. We may not be able to hedge effectively against in any such case. For example, to the extent that we need to convert United States dollars into Chinese Renminbi for our operations, appreciation of this currency against the United States dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert Chinese Renminbi into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese Renminbi we convert would be reduced. There can be no assurance that future movements in the exchange rate of Renminbi and other currencies will not have an adverse effect on our financial condition. Our operating companies are FIEs to which the Foreign Exchange Control Regulations are applicable. There can be no assurance that we will be able to obtain sufficient foreign exchange to pay dividends or satisfy other foreign exchange requirements in the future.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON US AND OUR OFFICERS AND DIRECTORS BECAUSE THEY RESIDE OUTSIDE THE UNITED STATES.

As our operations are presently based in PRC and a majority of our directors and all of our officers reside in PRC, service of process upon us and such directors and officers may be difficult to effect within the United States. Also, our main assets are located in PRC and any judgment obtained in the United States against us may not be enforceable outside the United States.

SINCE ALL OF OUR OPERATIONS ARE IN PRC, ANY FUTURE OUTBREAK OF PATHOGENIC ASIAN BIRD FLU IN CHICKENS AND DUCKS, OR ANY OTHER EPIDEMIC IN PRC COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS OPERATIONS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Since mid-December 2003, a number of Asian countries have reported outbreaks of highly pathogenic avian bird flu in chickens and ducks. Since all of our operations are in PRC, an outbreak of the Asian Bird Flu in PRC in the future may disrupt our business operations and have a material adverse effect on our financial condition and results of operations. For example, a new outbreak of Asian Bird Flu, or any other epidemic, may reduce the level of economic activity in affected areas, which may lead to a reduction in our revenue if our customers defer future expenditures. In addition, health or other government regulations may require temporary closure of our offices or stores, or the offices of our suppliers or partners, which will severely disrupt our business operations and have a material adverse effect on our financial condition and results of operations.

WE MAY EXPERIENCE CURRENCY FLUCTUATION AND LONGER EXCHANGE RATE PAYMENT CYCLES WHICH WILL NEGATIVELY AFFECT THE COSTS OF OUR PRODUCTS SOLD AND THE VALUE OF OUR LOCAL CURRENCY.

The local currencies in the countries in which we sell our products may fluctuate in value in relation to other currencies. Such fluctuations may affect the costs of our products sold and the value of our local currency profits. While we are not conducting any meaningful operations in countries other than PRC at the present time, we may expand to other countries and may then have an increased risk of exposure of our business to currency fluctuation.

WE HAVE NO PLAN TO DECLARE ANY DIVIDENDS TO SHAREHOLDERS IN THE NEAR FUTURE.

We currently intend to retain our future earnings, if any, to support our operations and to finance expansion. However, we plan to make payments of the unpaid dividend declared by our wholly-owned subsidiary, Shanghai Baby Fox on August 8, 2007 and December 10, 2007 in the amount of $405,570 and $437,134, respectively, to Fengling Wang, its sole shareholder of record at that time, when our net income exceeds the total amount due. The declaration, and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

SINCE MOST OF OUR ASSETS ARE LOCATED IN PRC, ANY DIVIDENDS OR PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

Our assets are predominantly located inside PRC. Under the laws governing foreign invested enterprises in PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the relevant government agency's approval and supervision as well as the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

Risks Associated with Our Shares of Common Stock

YOU MAY NOT BE ABLE TO LIQUIDATE YOUR INVESTMENT SINCE THERE IS NO ASSURANCE THAT A PUBLIC MARKET WILL DEVELOP FOR OUR COMMON STOCK OR THAT OUR COMMON STOCK WILL EVER BE APPROVED FOR TRADING ON A RECOGNIZED EXCHANGE.

There is no established public trading market for our securities. We are currently in the process of applying for a quotation on the OTC Bulletin Board in the United States. Our shares are not and have not been listed or quoted on any exchange or quotation system. We cannot assure you that our application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate its investment, which will result in the loss of your investment.

FUTURE SALES BY OUR STOCKHOLDERS MAY NEGATIVELY AFFECT OUR STOCK PRICE AND OUR ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 40,427,500 shares of common stock outstanding as of September 17, 2010, 868,262 shares are, or will be, freely tradable without restriction upon the filing date of this report, unless held by our “affiliates”. The remaining 39,559,238 shares of common stock are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

“PENNY STOCK” RULES MAY MAKE BUYING OR SELLING OUR COMMON STOCK DIFFICULT.

Trading in our securities will be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker- dealers to:

  Make a suitability determination prior to selling a penny stock to the purchaser;

  Receive the purchaser’s written consent to the transaction; and

  Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

Our executive office is located at Minhang District, 89 Xinbang Road, Suite 305-B5, Shanghai, P.R.China, and consists of approximately 3,340 square feet (310 square meters). The owner of this office is a member of our board directors, Fengling Wang. The lease term is from January 1, 2008 to December 31, 2012 for five years. The lease is provided to us at an annual rental of RMB 60,000 (approximately US$8,809), which is at a market level of monthly rent of RMB 15 per square meter in this area close to Shanghai.

We also have a 41,979 square foot (3,900 square meter) warehouse located in Jiafang Yuan, Building 7, 3rd floor, No.88 North Hubin Road, Wujing District, Changzhou, Jiangsu province, China. The lease is between Shanghai Baby Fox Fashion Co., Ltd. and a related party, Changzhou CTS Fashion Co., Ltd. The original lease term was from January 1, 2007 to December 30, 2009 for three years, with rent of approximately $22,022 (RMB 150,000) per year, which approximates a market rate at RMB 3.20 per square meter per month, payable every six months in Changzhou. On January 1, 2010, the lease term was extended to December 31, 2010 on the same terms as the original lease agreement. Changzhou CTS Fashion Co., Ltd. is owned by our chief executive officer, Jieming Huang.

In addition, we have a 16,146 square foot (1,500 square meter) office space at Jiafang Yuan, Building 5, 1st floor, No.88 North Hubin Road, Wujing District, Changzhou, Jiangsu province, China. The lease is between Shanghai Baby Fox Fashion Co., Ltd. and a related party, Changzhou CTS Fashion Co., Ltd. The original lease term was from January 1, 2007 to December 31, 2009 for three years, with rent of approximately $11,745 (RMB 80,000) per year payable every six months which approximates the market rate at RMB 4.50 per square meter per month in this area of Changzhou. On January 1, 2010, the lease term was extended to December 31, 2010 on the same terms as the original lease agreement.

We do not own any other properties. We lease our store space from mall operators. Instead of paying the mall operators rent at a fixed rate, the mall operators are entitled to a percentage of our gross sales as compensation for the store space provided, and other facilities and services. The percentage ranges from 10% to 29%, dependent upon the specific condition of each store. At any time, some mall operators have the right to terminate the lease unilaterally if our gross sales fail to meet their expectations.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which may arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

There is presently no public market for our common stock. We are currently applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares will be traded on the Bulletin Board or, if traded, that a public market will materialize or be maintained.

Holders of Our Common Stock

As of September 17, 2010, we had 42 registered shareholders.

Dividend Policy

The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations. Our wholly-owned subsidiary, Shanghai Baby Fox, however, declared dividends on August 8, 2007 and December 10, 2007 in the amount of $405,570 and $437,134 respectively, to Fengling Wang, its sole shareholder of record at that time. We plan to pay these dividends only when our net income exceeds the total amount due and when the payment will not have a significant impact on our financial position. The payment may have a significant impact on our financial position and reduce our cash position, and may consequently reduce the number of corporate stores we plan to open in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Recent sales of unregistered securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Baby Fox International, Inc. (“Baby Fox”) for the years ended June 30, 2010 and 2009 should be read in conjunction with Baby Fox’ consolidated financial statements, and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our Company

Baby Fox International Inc., a Nevada corporation organized on August 13, 2007, is a holding company whose primary business operations are conducted through our wholly-owned China subsidiary Shanghai Baby Fox Fashion Co., Ltd. (together “Baby Fox” or “the Company”). Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) was originally founded by our board director, Fengling Wang, under Chinese law in March of 2006. On September 20, 2007, we entered into an Equity Share Acquisition Agreement with Fengling Wang in which we purchased 100% of the equity shares of Shanghai Baby Fox in exchange for RMB 5.72 million (approximately US$806,608). The acquisition was consummated on November 26, 2007 when we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission.

Shanghai Baby Fox is a China-based specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. The company’s products are aimed to target women aged 18 to 40 in China. It continuously updates its fashions and clothing designs to stay in sync with the latest fashions and trends in Korea, Japan, & Europe. Since the launch of its first retail mall store in July 2006, the brand has gained exposure in leading women’s magazines and the company has 165 stores in over 30 cities as of June 30, 2010.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Continued growth of Chinese women’s apparel industry. While China has one of the most promising apparel markets in the world, ladies’ wear remains the largest sub-sector of this market. According to surveys conducted by China National Commercial Information Center (CNCIC) to over 260 major department stores across China, ladies’ wear continued to be the largest contributor to total apparel sales. Ladies’ wear accounted for 27.4% in first half of 2009 and 28.5% in 2008 (the most recent available data from Li & Fung Research Center’s research report “Latest Developments of China’s Apparel Market,” (Issue Number 15 in December 2009). We believe our strong knowledge of local markets, media contacts and brand image we have built, and award winning design experience give the organization significant competitive advantages in this rapidly growing market.

Experienced management and design team. Women in China have become increasingly selective in their choice of clothing and the Chinese fashion industry is trending towards shorter product life cycles and better designs and development. The ability to respond to instantaneous fashion trends is a key attribute to the success of an apparel company. Baby Fox is at the forefront of trends by having an experienced management and designer team to launch a garment from design to production, and finally to distribution in just weeks. The Company brings together a complimentary mix of industry expertise, management knowhow, and product innovation. Collectively, the management team has strong fashion design, operations, and apparel sales experience. Through the Company’s extensive relationships with leading fashion magazines, apparel manufacturers, and related industry leaders, the Company also has access to a large pool of experienced managers and knowledgeable advisors.

Store expansion plan. Since inception in 2006, the Company has 165 corporate and non-corporate stores in over 30 cities as of June 30, 2010. Corporate stores are primarily opened in major metropolitan areas and non-corporate or “licensed” stores are mostly established in suburban communities. We plan to continue growing retail store locations over next few years but due to liquidity constraint, we will be more focused on location selections. We will also increase our efforts to improve sales at current stores and remove non-performing store locations in a timely fashion.

While Baby Fox could rapidly scale non-corporate stores with minimal capital requirement, management’s preference is to expand via corporate owned stores in major cities and use licensed non-corporate stores in the 2nd and 3rd tier cities. The economics of this strategy help the Company better manage overall cash flow and inventory levels and rapidly scale the business in a measured manner. By covering greater geographical regions, the store expansion plan will increase our sales and add to the reach of our brand image.

PRC Taxation

Our subsidiary Shanghai Baby Fox is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIE”) and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which took effect as of January 1, 2008. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiary, unless they qualify under certain limited exceptions. The previous tax rate was 33.0%. In addition, under the new EIT Law, dividends from our PRC subsidiary to us will be subject to a withholding tax. The rate of the withholding tax is 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	Year Ended June 30
	2010	2009
Total sales	$25,199,660	$24,251,143
Cost of goods sold	12,341,034	17,372,064

Gross profit	12,858,626	6,879,079

Selling, general and administrative expenses	13,023,825	11,258,984

Loss before provision for income taxes	(235,626)	(4,482,629)
Income taxes	199,905	-

Net loss	$(435,531)	$(4,482,629)

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	Year Ended June 30,
As a percentage of Revenue	2010	2009
Total sales	100.0%	100.0%
Cost of goods sold	49.0%	71.6%
Gross profit	51.0%	28.4%

Selling, general and administrative expenses	51.7%	46.4%

Income (loss) before provision for income taxes	-0.9%	-18.5%
Income taxes (benefits)	-0.8%	-

Net income (loss)	-1.9%	-18.5%

Fewer stores were opened than closed during current year as compared to last year because the Company has adjusted its strategy to slow down the new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores in the fiscal year 2010. The Company has successfully established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at a 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure would ensure that most, if not all of the inventory can be digested within 24 months after production. Also based on the Class A and B stores system formally adopted in fiscal 2009 to better match price and product demand by different target market segments, a Class A store that does not meet our sales expectation will first be downgraded to Class B store which are being used to provide discounted merchandise that did not sell well during the season at Class A stores. When the lease with mall operator expires, we will evaluate again and if a Class B store’s sales performance still doesn’t improve, we will close the store instead of renewing the lease. In fiscal year 2010, many of our leases with malls expired and after evaluations, we decided not to renew leases for some of the Class B stores that kept missing expected sales performance. We will continue to monitor individual store performance for downgrading or closure decision in order to improve our overall store sales performance.

Sales. Our sales are generated from sales of products to end customers in our corporate stores and sales to non-corporate store owners. For the years ended June 30, 2010 and 2009, the Company generated revenues of $25,199,660 and $24,251,143, respectively, reflecting an increase of 3.9%. Sales at corporate stores increased 7.0% and sales to non-corporate stores declined 15.5%. The increase in corporate store sales is mainly due to the increase in average number of stores during the year. The warehouse sales introduced in fiscal year 2010 to liquidate ageing inventories also contributed to the increase. The decline in non-corporate store sales is mainly due to fewer stores partially offset by an increase in sales of 2007 and 2008 products because of significant discounts offered on cash purchases. For the year ended June 30, 2010, sales at corporate stores contributed 88.8% of total sales, while sales to non-corporate stores contributed 11.2%, compared to 86.2% and 13.8%, respectively, in fiscal year 2009.

The following table shows changes in our sales at existing stores, changes in sales due to stores opened during the years ended June 30, 2010 and 2009, and the effect of change in rate used for the currency conversion in 2010 and 2009:

		Corporate	Non-Corporate
	Total Sales	Stores	Stores
Decrease in sales at existing stores	$(1,782,284)	$(1,138,848)	$(643,436)
Sales at new stores opened in FY2010	2,677,014	2,556,936	120,078
Effect of currency conversion	53,787	47,771	6,016
Total increase (decrease) in sales	$948,517	$1,465,859	$(517,342)

Comparable Store Sales. The percentage change in comparable store sales by stores type for the years ended June 30, 2010 as compared to 2009 is as follows:

2010
Corporate stores	9%
Non-corporate stores	23%

A store is included in comparable store sales (“Comp”) when it has been open for at least 12 months and the square footage has not changed by 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable (“Non-comp”) when it has been open for less than 12 months or it has changed its square footage by 15 percent or more within the past year. Non-store sales such as online revenues are also considered Non-comp.

A store is considered “Closed” if it is temporarily closed for 15 more full consecutive days or is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in Closed status for 15 or more days in the prior year then the store will be in Non-comp status for the same days in the following year.

Sales per average square foot is as follows:

	2010	2009
Sales per average square foot (1)	$149	$142

(1) Sales per average square foot is calculated based on the total sales divided by the average total store area of stores in existence throughout the period.

Store count, openings and closings for our stores are as follows:

		FY2010			FY2009
		Non-			Non-
	Corporate	corporate		Corporate	corporate
	Stores	Stores	Total	Stores	Stores	Total
Number of stores as of July 1	127	53	180	106	47	153
Number of stores opened	45	12	57	56	24	80
Number of stores closed	41	31	72	35	18	53
Number of stores as of June 30	131	34	165	127	53	180

Cost of Goods Sold and Gross Margin

Cost of goods sold was $12,341,034 for the year ended June 30, 2010 as compared to $17,372,064 for the year ended June 30, 2009, a decrease of 29.0% while the gross margin increased from 28.4% to 51.0%. Cost of goods sold at corporate stores declined 32.0% in spite of increase in sales at corporate stores mainly because of a reversal of $659,844 inventory markdown in fiscal year 2010 as compared to an increase of $4,655,595 in inventory reserve in fiscal year 2009 due to better inventory management and the liquidation of 2007 and 2008 products through a series of warehouse sales between December 2009 and May 2010.  Cost of goods sold to non-corporate stores decreased 2.4% as compared to the year ended June 30, 2009, which is less than the change in sales at non-corporate stores mainly because of the significant discount the Company offered on cash purchase of 2007 and 2008 products. As a result, the gross margin from sales at non-corporate stores declined by 8.4% as compared to FY2009.

Warehouse sales, as an integral part of the Company’s newly established tiered sales system, will be held on a seasonal basis going forward. As a result, we do not expect that the margin will return to the historical level. Neither do we expect that the margin will stay at the current level because it benefited from the onetime reversal of the write-down as a result of the better than expected warehouse sales result. We do not have enough historical data to predict the future margin, but as the new system is implemented, we should improve our estimates of inventory mark-downs and we expect the future margin to stabilize around somewhere between the old margin and the current margin.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist of store rent, agency fees, maintenance and new store opening expenses, freight, advertising and marketing costs, office rent and expenses, costs associated with store staff and support personnel who manage our business activities, and professional and legal fees paid to third parties.

For the year ended June 30, 2010, the Company incurred selling, general and administrative expenses of $13,023,825, an increase of 15.7% as compared to $11,258,984 for FY2009.

Our general and administrative expenses increased 199% as compared to last year mainly because of additional bad debt allowance provided for the increase in the balance of accounts receivable. The Company in general has arranged 60-day collection terms with shopping malls if not otherwise specified. As of June 30, 2009, we saw some increase in the overdue amount and to be prudent, $176,803 was provided as allowance for doubtful accounts, about 5% of the total accounts receivable balance as of June 30, 2009. Despite most of our accounts receivable balances being current (within 60 days), we have seen an increase in the percentage of balances aged more than 90 days. A full allowance of 100% of the amount of such balances aged more than 90 days is being provided. For the year ended June 30, 2010, the additional allowance provided was $744,400. The balance of bad debt allowance was $921,203, representing 24.3% of the total accounts receivable balance, as of June 30, 2010 as a result of an increase in balances aged over 90 days. The Company was founded not long ago and has a short operation history. In view of the rapid expansion of our business since inception, we believe that we have been very prudent in providing sufficient allowance for ageing accounts receivable balances although we have never had any actual bad debt losses so far.

We incurred selling expenses of $11,767,869 for the year ended June 30, 2010, an increase of 8.6% as compared to $10,839,079 for the year ended June 30, 2009. Of all the selling expenses, store rent in the amount of $4,663,359 constituted 39.6% and increased 3.7% compared to last year due to increase in corporate store sales. Agency fees constituted 24.1% of total selling expenses for FY2010 and increased 38.3% when compared to FY2009 mainly because the Company formally adopted its agency marketing system in October 2008. In addition, starting in the first quarter of FY2010, the agency fee the Company paid covers the store staff salary in the region, which also contributed to the increase in agency fees. The arrangement shifts the management responsibility of the store staff to the local agents, who will hire and train the store staff and set up appropriate incentive plans on a performance basis for them. As a result, salaries and benefits, which constituted 11.8% of total selling expenses for FY2010, decreased 23.5% as compared to FY2009. Other selling expenses constituted 24.5% of total selling expenses, of which $1,242,403 was spent on store charges and promotion and $1,063,533 was spent on new store opening / build-out and existing stores’ maintenance / decoration. The rest of other selling expenses included utilities, phone, supplies and mall maintenance charges for opened stores.

Other Expenses

We had the same interest-bearing loans for the years ended June 30, 2010 and 2009, therefore, interest expense for fiscal year 2010 amounted to $124,191 as compared to $124,013 for fiscal year 2009.

Provision for Income Taxes

The Company recognized $199,905 income tax expense for the year ended June 30, 2010, while in fiscal year 2009 no provision for income taxes was recorded because of the valuation allowance the Company set up for deferred tax assets in fiscal year 2009.

For the year ended June 30, 2009, the Company recognized $183,296 of net deferred tax assets after valuation allowance. In the year ended June 30, 2010, management concluded that it was more likely than not that additional deferred tax assets would be realized. This determination was based upon actual and projected future operating results in our business. Accordingly, the Company recorded a non-cash income tax benefit of $262,495 in the year ended June 30, 2010 resulting from the recognition of the valuation allowance on the deferred tax assets.

Net Loss

We had a net loss of $435,531 for the year ended June 30, 2010 as compared to a net loss of $4,482,629 for the year ended June 30, 2009. Our net margin improved mainly because of better-than-expected revenue recovered from the liquidation of the inventory of prior seasons as well as better managed inventory level through the newly established tiered system and growth of stores in a more measured manner.

Liquidity and Capital Resources

As of June 30, 2010, we had cash and cash equivalents of $180,476 and negative working capital of $6,483,693. The following table provides detailed information about our net cash flows for the financial statement periods presented in this annual report:

Cash Flow	Year Ended June 30,
	2010	2009

Net cash used in operating activities	$(2,052,057)	$(2,601,362)
Net cash used in investing activities	(10,111)	(26,828)
Net cash provided by (used in) financing activities	1,929,137	2,830,113
Effect of foreign currency translation on cash and cash equivalents	1,110	334
Net increase (decrease) in cash and cash equivalent	$(131,921)	$202,257

Our principal demands for liquidity are for expansion and opening new stores, working capital and general corporate purposes.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $2,052,057 for the year ended June 30, 2010 as compared to net cash used in operating activities of $2,601,362 for the year ended June 30, 2009. The decrease in net cash used in operating activities was primarily due to the settlement of accounts payable to third party suppliers as the Company shifted all the purchases from third party suppliers to a related party supplier. The impact of the decline of our accounts payable balances on the operating cash flow was partially offset by a reduction in net loss for fiscal year 2010 versus fiscal year 2009.

Our accounts receivable increased from $2,919,822 at June 30, 2009 to $3,784,745 at June 30, 2010 mainly due to business expansion and sales increases. Sales increases contributed to the larger amount of outstanding accounts receivable to be collected from shopping malls, with which we generally have established 60-day collection terms. In view of the rapid expansion of our business since inception, the Company has put in place a very rigorous review process of outstanding accounts receivable balances. At June 30, 2010, we had $1,204,393 in accounts receivable aged in excess of 60 days, among which $985,067 was aged over 90 days, compared to $421,803 in excess of 60 days including $252,541 over 90 days at June 30, 2009. Excluding the amount that can be offset against the agent fees payable, full allowance has been provided for the balance over 90 days and not subsequently settled. As a result, allowance for doubtful accounts increased from $176,803 as of June 30, 2009 to $921,203 as of June 30, 2010 as a result of an increase in balances aged over 90 days. Considering that the accounts receivable balances aged between 60 days and 90 days at June 30, 2010 was not material, and was subsequently settled, no bad debt allowance was accrued with respect to such balances. We believe that we have been very prudent and have provided sufficient allowance for ageing accounts receivable balances although we have never had any actual bad debt losses so far.

Net Cash Used in Investing Activities. Net cash used in investing activities was $10,111 for FY2010 and $26,828 for FY2009.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $1,929,137 for the year ended June 30, 2010, compared to $2,830,113 provided by financing activities for the year ended June 30, 2009. The decrease of net cash provided by financing activities was mainly because we had managed a more healthy inventory turnover as well as a better control of our store expansion for the year ended June 30, 2010, which in turn resulted in slower growth of our accounts payable to our affiliate company and inventory balances. During the year ended June 30, 2010, we also borrowed a new loan of RMB5,000,000, which will be due on January 31, 2011. During the year ended June 30, 2009, net cash used in financing activities to pay down some short-term loans totaled $74,502.

Cash. At June 30, 2010, we had cash of $180,476, as compared to $312,397 as of June 30, 2009. Although cash used in operating activities decreased for the year ended June 30, 2010 as compared to that for the year ended June 30, 2009, we also had managed to slow down the growth of our payable to our affiliate company, which resulted in a significantly lower amount of net cash provided by financing activities for the year ended June 30, 2010, as compared to the same period for fiscal year 2009. As a result, the company had a net cash outflow of $131,921 for the year ended June 30, 2010 compared to a net cash inflow of $202,257 for fiscal year 2009.

As of June 30, 2010, the Company’s current liabilities exceeded its current assets by $6,483,693 and the Company’s total liabilities exceeded its total assets by $7,035,715. The Company’s cash position on June 30, 2010 was $180,476. Our auditor has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010.

We believe that we can satisfy our cash requirements during the next 12 months through reduction of expenses associated with retail store openings, better management of our inventory and realization of our accounts receivables. We have experienced a rapid growth in both sales and store numbers since 2008. The Company has adjusted its strategy to slow down the new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores in the fiscal year 2010, which is expected to continue in fiscal year 2011. The Company has successfully established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at a 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure would ensure that most, if not all of the inventory can be digested within 24 months after production. From December 2009 to May 2010, the Company held a series of large warehouse sales and cleared the entire 2007 inventory and realized the majority of the 2008 inventory and generated around $1.5 million in cash. Additional warehouse sales scheduled in the next twelve months are expected to generate similar amount of revenue and sales from Class A and Class B stores are expected to be around $24 million. We believe that cash generated from the stores and warehouse sales in the next 12 months will be sufficient to cover payment for inventory purchases and SG&A expenses of around $21 million. Concurrent with the establishment of a tiered inventory digesting structure to increase sales and liquidate the inventory in a timely fashion, the Company is also striving to encourage cash purchases from non-corporate store owners, settle long-aged account balances and maintain the realization of new accounts receivable from shopping malls within 60 days.

Our accounts payable are mainly due to our related party which we have negotiated and have established a favorable six-month payment term with additional extension if the payment would materially impact the Company’s liquidity profile. This policy will effectively prevent further deterioration of the Company’s cash position.

The Company has successfully amended its loans due in March and June, 2010 and extended the term with the lenders to January and June 2011, respectively. Those loans are borrowed externally from third parties.

In addition, the Company believes it can meet its liquidity requirements for working capital and general corporate purposes during the 2011 fiscal year from a variety of other sources. These sources include renewal of outstanding debts when due, new short or long-term borrowings from both related and unrelated parties and financial institutions, and future equity financings although there is no assurance that additional financings, whether debt or equity, will be available.

Loan Facilities

At June 30, 2010, we had $810,160 in long-term debts. The long-term debts consisted of the following:

	June 30, 2010	June 30, 2009
Amount borrowed from shareholder, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	839,359	835,050
Amount borrowed from Changzhou Tianfa, bearing zero interest and due January 31, 2011	736,279	-
Subtotal	2,385,798	1,645,210
Less: current portion	1,575,638	835,050
Total	$810,160	$810,160

Long-term debts mature as follows:

Fiscal year ended June 30, 2011	1,575,638
2012	-
2013	810,160

Total interest expense on loans amounted to $124,191 for the year ended June 30, 2010 and $124,013 for the fiscal year ended June 30, 2009.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of June 30, 2010:

		Payment due in year ended June 30,
	Total	2011	2012	2013	Thereafter
Long term debt obligations (including current portion)	$2,385,798	$1,575,638	$-	$810,160	$-
Operating lease obligations	1,391,152	1,369,064	8,835	8,835	4,418
Purchase obligations	-	-	-	-	-
Total	$3,776,950	$2,944,702	$8,835	$818,995	$4,418

Seasonality

Since we are in fashion clothing retail industry, store traffic is usually heavier at calendar year end’s shopping season and various public holidays in China throughout the year, especially the Chinese spring festival which usually falls in February, the Labor Day holidays around May 1st and National Day holidays during the week around October 1st.

Critical Accounting Policies and Estimates

The accompanying consolidated financial statements include the financial statements of Baby Fox International and its wholly owned subsidiary Shanghai Baby Fox. All significant inter-company transactions and balances have been eliminated in consolidation. Baby Fox International and its subsidiary Shanghai Baby Fox together are referred to as the Company.

Our management's discussion and analysis of our financial condition and results of operations are based on the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included , we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Revenue Recognition and Return Policy. Our revenues are generated from sales at our company-owned retail stores and from sales of merchandise to licensed non-corporate owned stores. Revenues from sales at company owned retail stores are recognized when the ultimate customer purchases the merchandise in the store and pays for it at the cash register. Customers have the right to return merchandise for credit, exchange or refunds according to department stores’ policy for up to fourteen days after purchase. The return policy is set by corporate headquarters and consistent among all our corporate stores. Period allowed for return is short (two weeks) and based on historical experience, actual returns by end consumers have been rare and immaterial across all retail stores. Management will keep monitoring returns by end consumers at our corporate stores as we open more stores each period.

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured. According to the contract, non-corporate stores have the right to return defected merchandise within ten days of receipt. Return of unsold merchandise for current style is determined by our headquarters and full cooperation from non-corporate stores is required. Reserves are established to reflect actual and anticipated returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period. Since fashion clothing is trending towards shorter product life cycles and the return period we allow for non-corporate stores is relatively long, current reserves already take into the effect of introducing new products on expected return of previous products. The return reserve based on this percentage of sales has been consistent with actual returns in our operating history. As we continue to open more non-corporate stores, we will closely monitor returns for existing and new stores and adjust reserve for returns if necessary. We do not offer early payment discounts, incentive discounts based on volume or credit for products that do not sell well at non-corporate stores. Shipping and handling of merchandise sold to non-corporate stores is not separately billed to customers or paid directly by the customer.

Marketing Expenses. Due to the short initial term of the leases with mall operators and the cancellation provisions contained in the store leases, the initial costs of store opening expenses are typically accounted as marketing expenses and are charged to expense as incurred. The cost of leasehold improvements and store fixtures averaging $21,750 are charged to expense as incurred. The effect of store openings could potentially reduce our reported net income in the period of store openings.

Inventories. Inventories, consisting of finished goods and accessories, are valued at the lower of cost as determined by the average cost or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Due to the high style nature of the Company’s merchandise, slow moving, out of season and broken style merchandise is sometimes sold at warehouse sales below cost. Reserves are created to reduce the carrying value of these items to market value.

The company maintains a perpetual inventory and sales report, by store location. This is updated daily based upon shipping and sales reports. A weekly review is made by the merchandising group and management to identify slow moving merchandise. Merchandise which is slow moving during the first month at a store is reported to the head office, and is sometimes moved to other stores, due to varying style demand in the diverse markets in China. Unsold merchandise is then marked down, and if not sold within 90 days of receipt, it is shipped back to the warehouse. The company then has periodic discount warehouse sales and uses certain liquidators.

The company maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. Currently this percentage stands at 42% of ending inventory level based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

Off Balance Sheet Treatment for Store Opening and Rent Expenses

Because mall operators can terminate our leases any time and have no obligation for renewal of our leases, we did not capitalize our leasehold improvements and store fixtures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements

The full text of our audited consolidated financial statements as of June 30, 2010 and 2009 begins on page F-1 of this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Huang and Ms. Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Huang and Ms. Chen concluded that as of June 30, 2010, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in internal control over financial reporting

During the year ended June 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive offices and directors. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Jieming Huang	31	Chief Executive Officer, President & Chairman of the Board of Directors
Fengling Wang	58	Director
Jieping Huang	32	Director
Ping Chen	63	Vice President of Finance and Controller
Liling Zhong	32	Vice President of Public and Media Relations
Lingdi Wu	31	Vice President of Promotions & Strategic Planning
Jianwei Shen	35	Vice President of Retail Store Sales
Yang Liu	34	Vice President of Marketing

Business Experience

The following summarizes the occupation and business experience for our officers, directors, key employees and consultants

Jieming Huang, Chief Executive Officer, President and Chairman of the Board
Mr. Huang has been the CEO, President and Chairman of the Board of Directors of Baby Fox International, Inc. since 2007. Mr. Huang is the innovator behind the development and success of the emerging Baby Fox brand. He has over 7 years of executive experience in fashion design, apparel manufacturing, marketing and logistics. Mr. Huang worked in Japan from 1994 to 2000 with leading apparel companies. He returned to China in 2000 to co-found CTS, a leading clothing manufacturer. From 2000 to present, Jieming Huang was Chief Executive Officer, President and Chairman of the Board, Changzhou CTS Fashion Co., Ltd. and Changzhou E.I.S. Fashion Co., Ltd. He has been CEO of Shanghai Baby Fox Fashion Co., Ltd. since March 2006.

Fengling Wang, Lead Designer & Member of Board of Directors
Ms. Wang has been a director of Baby Fox International, Inc. since 2007. Ms. Wang is a leading and highly recognized fashion designer and apparel industry executive, with over 35 years of experience in the fashion and apparel industry. Ms. Wang is the recipient of several prestigious fashion design awards in China, Japan and Europe, including China’s National “Golden Scissors Award”, and Japan’s Fashion & Garment Award for “Best Suit-Dress Cut.” Ms. Wang is often featured as a leading fashion industry expert in magazines, news, TV shows and radio programs. Since 2008, Ms. Wang has been our Lead Designer at Baby Fox International, Inc. From March 2006 to the present, Ms. Wang has been on the board of directors of Shanghai Baby Fox Fashion Co., Ltd., Changzhou CTS and Changzhou E.I.S. Fashion Co., Ltd. From May 1999 to February 2006, Ms. Wang served as General Manager at Changzhou Diamond Garments Co., Ltd.

Jieping Huang, Supervisor & Board Member
From 1994 to 2000, Mr. Huang was engaged in Japanese apparel industry. He came back to China in the year 2000. He has great knowledge about the apparel manufacturing and good sense of the fashion trend. From 2000 to present, Jieping Huang has been our Deputy General Manager at Shanghai Baby Fox Fashion Co., Ltd. From 2000 to February 2006, Jieping Huang was a Board of Director and Deputy General Manager at Changzhou CTS Fashion Co., Ltd. and at Changzhou E.I.S. Fashion Co., Ltd.

Ping Chen, Vice President of Finance
From February 2006 to Present, Ms. Chen has been our Vice President of Finance. Ms. Chen is the former Senior Vice President of Finance for Jiangsu Changzhou City’s E.I.S Fashion Clothing Company. Ms. Chen is the previous Senior Financial Department Manager for Changzhou Industry Investment Company, and the prior Financial Department Manager for Jiangsu Changzhou City’s Corduroy Corporation. Ms. Chen was the Chief Accountant for Jiangsu Wujin Electrical Machinery Financial Department from 1971 to 1980, and the former Committee Member of the Tenth Annual Chinese People’s Political Consultative Committee (CPPCC). Ms. Chen has a Bachelor’s Degree in Enterprise Economy Management from Jiangsu TV Broadcast University. From April 2001 to February 2006, Ms. Chen was Vice President of Finance at Changzhou CTS Fashion Co., Ltd.

Liling Zhong, Vice President of Public and Media Relations
Ms. Zhong has been our Vice President of Public and Media Relations since May 2006. Ms. Zhong is the former Editor and Fashion Expert for Beijing Ruili Magazine Society’s “Clothing Design” magazine, and a previous Manager at Jean-Louis Scherrer, a leading French fashion company. Ms. Zhong has a strong knowledge of floor-plan design, employee training, and media relations. Ms. Zhong has a Bachelor’s Degree in Fashion Design from Beijing Clothing Technology Institute; design study at the Theater & Arts School. From January 2004 to May 2006, Ms. Zhong was Senior Editor at Beijing Ruilie Magazine House.

Lingdi Wu, Vice President of Promotions & Strategic Planning
Ms. Wu has been our Vice President of Promotions & Strategic Planning since March 2006. Ms. Wu is skilled in the development and planning of new product releases, promotional events, press conferences, and fashion exhibition shows. Ms. Wu is the former Director of Client Relations Department for Diamond Fashion Company, Ltd. From 2001 to 2006, Ms. Wu was President of the Planning department at Changzhou Diamond Garments Co., Ltd.

Jianwei Shen, VP of Retail Store Sales
Mr. Shen has been the Marketing Manager of Shanghai Baby Fox Fashion Co., Ltd. since 2006. He has great experience in marketing, and has brilliant marketing strategy in the apparel industry. He was the marketing manager of Diamond Apparel Co., Ltd. from 1999 to 2006. He has been at his current position since March 2006.

Yang Liu, Vice President of Marketing
From April 2007 to the present, Ms. Liu has been our Vice President of Marketing. Ms. Liu was the former IT Manager with Baby Fox, responsible for development of ERP systems and supply chain management. She is also the former Marketing Manager of Beijing Oubosi Product Co., a leading China fashion magazine publisher, and the previous Assistant to the General Manager at Beijing Bilingual Advertising Times Company, Ltd. Ms. Liu has a Bachelor’s Degree in Computer Science and Technology from Northeast University, Qinghuangdao Campus. From March 2005 to April 2006, she was Executive Marketing Manager at Beijing OPUS Productions Co., Ltd. From May 2002 to March 2005, she was an Assistant to General Manager at Beijing Bilingual Time Advertising Co., Ltd. From May 2006 to April 2007, she was Vice President of IT at Shanghai Baby Fox Fashion Co., Ltd.

Employment Agreements/ Terms of Office

None of the members of the Board of Directors or members of the management team presently have employment agreements with us.

Option Plan

On January 18, 2008, we issued a total of 37,957,487shares of our common stock, $.001 par value per share, to Baby Fox Limited, a British Virgin Islands entity controlled by Hitoshi Yoshida, our founder and former officer and director, as founder’s shares.

On May 6, 2008, Hitoshi Yodshida entered into stock option agreements with our directors, Jieming Huang, Jieping Huang and Linyin Wang, to purchase all of the shares of Baby Fox Limited. The option agreements were entered into to permit the acquisition of equity in Baby Fox Limited over time by Jieming Huang, Jieping Huang and Linyin Wang under the PRC merger and acquisition, or M&A, related regulations. These M&A regulations were promulgated on August 8, 2006 by six Chinese regulatory agencies (including the PRC Ministry of Commerce, or MOFCOM, and China Securities Regulatory Commission, or CSRC). The jointly issued M&A regulations, known as Circular 10, were captioned “Regulation on Mergers and Acquisition of Domestic Enterprises by Foreign Investors” and they became effective on September 6, 2006. Under Circular 10, an offshore special purpose vehicle, or SPV, formed for purposes of overseas listing of equity interests in China-based companies and controlled directly or indirectly by Chinese companies or individuals must obtain the approval of the CSRC prior to the listing of such SPV’s securities on an overseas stock exchange. Circular 10 also requires approval from MOFCOM for “round-trip” investment transactions in which a China-based company or a PRC resident, or Acquirer, using an offshore entity controlled by the Acquirer, acquires any PRC local company that is an affiliate of the Acquirer. Mr. Yoshida is not a Chinese resident and is not subject to the PRC merger and acquisition related regulations which applies only to Chinese residents; therefore, no approval will be or was required by either CSRC or MOFCOM in connection with the listing of our stock on the OTCBB or the business combination transaction among Baby Fox, Shanghai Baby Fox and Baby Fox Limited. In addition, there is no registration requirement of the stockownership of Mr. Yoshida. The options granted pursuant to the three stock option agreements were originally exercisable until December 31, 2018 upon the Company achieving certain milestones as set out in the Exercise Schedule attached to each agreement. Mr. Yoshida is the owner of 10,000 shares of Baby Fox Limited which represent 100% of the issued and outstanding common stock of Baby Fox Limited.

Five of the seven milestones set out in the option agreements were not achieved and it was not clear if the achievement of such milestones was practicable, and it appeared that the options might never vest. Furthermore, the option arrangements might have triggered certain unintended accounting issues for the Company. As a result of these factors, on June 17, 2010, Mr. Yoshida entered into rescission agreements with Jieming Huang, Jieping Huang, and Linyin Wang rescinding the stock option agreements. No options had been exercised by Jieming Huang, Jieping Huang, or Linyin Wang as of the effective date of the rescission agreements.

The parties to the option agreements are close family members and by nature of their familial relationships, they will continue to have control over the underlying equity interest. As such, we believe the management will continue to be motivated despite the rescission of the option agreements.

The option agreements were not rescinded in response to any government inquiries and will not impact our business and the current resale offering of our common stock.

Family relationships

Fengling Wang, our director, is the mother of Jieming Huang, our Chief Executive Officer, President and Chairman of the Board, and Jieping Huang, Supervisor and Board Member. Jieming Huang and Jieping Huang are brothers. Therefore, none of our directors are independent. Hitoshi Yoshida, the majority shareholder of Baby Fox Limited which holds a majority of the outstanding shares of common stock of our Company was married to Fengling Wang but divorced in October 2008.

Involvement in certain legal proceedings

To the best of our knowledge, none of our directors, executive officers or control persons has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past ten years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws (except where not subsequently dismissed without sanction or settlement), or from engaging in any type of business practice, or a finding of any violation of federal or state securities laws. To the best of our knowledge, no petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of any of our directors, officers or control persons, or any partnership in which any of our directors, officers or control persons was a general partner at or within two years before the time of such filing, or any corporation or business association of which any of our directors, officers or control persons was an executive officer at or within two years before the time of such filing.

Audit Committee and Audit Committee Financial Expert

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by the company;

  Compliance with applicable governmental laws, rules and regulations;

  The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

  Accountability for adherence to the code.

We have adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, and persons performing similar functions, as set forth in Exhibit 14.1 hereto. We are in the process of making our code of ethics available on our website, which is located at www.babyfoxstyle.com. Once the code of ethics is available on our website, any amendments or waivers to the code of ethics will be posted on our website within four business days of such amendment or waiver. Until such time, any amendments or waivers to our code of ethics will be filed with the SEC in a Current Report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to our named executive officers and directors. We do not anticipate adjusting our compensations to executive officers and directors in the foreseeable future.

SUMMARY COMPENSATION TABLE

Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Jieming Huang, Chief Executive Officer, President (1)	2010 2009 2008	5,143 5,143 5,143							5,143 5,143 5,143

Fengling Wang, Director (1)	2010 2009 2008	5,143 5,143 5,143							5,143 5,143

Jieping Huang Director (1)	2010 2009 2008	5,143 5,143 5,143							5,143 5,143 5,143

Ping Chen, Vice President of Finance	2010 2009 2008	5,143 5,143 5,143							5,143 5,143

Liling Zhong, Vice President of Public and Media Relations	2010 2009 2008	6,857 6,857 6,857							6,857 6,857

Lingdi Wu, Vice President of Promotions & Strategic Planning	2010 2009 2008	5,143 5,143 5,143							5,143 5,143

Jianwei Shen, Vice President of Retails Store Sales	2010 2009 2008	5,143 5,143 5,143							5,143 5,143

Yang Liu, Vice President of Marketing	2010 2009 2008	5,143 5,143 5,143							5,143 5,143

(1) Jieming Huang, Fengling Wang and Jieping Huang, each received compensation in the amount of RMB 3,000 from Shanghai Baby Fox and RMB 4,800 from Changzhou CTS for services rendered to the Company in 2009 and 2008.

Employment Agreements

None of the members of the Board of Directors or members of the management team presently has employment agreements with us. We do not anticipate entering into employment agreements with the members of the Board of Directors in the foreseeable future.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of June 30, 2010.

Director Compensation

Our directors receive salary compensation as disclosed in the Summary Compensation Table above. Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 17, 2010, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our directors and executive officers, and (iii) all directors and executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Minhang District, 89 Xinbang Road, Suite 305-B, Shanghai, P.R. China.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class (1)
Officers and Directors
Common Stock	Jieming Huang (2) Chief Executive Officer	286,313	0.71%
Common Stock	Fengling Wang Director	0	0%
Common Stock	Jieping Huang Director		0%
Common Stock	Ping Chen Vice President of Finance	0	0%
Common Stock	Liling Zhong Vice President of Public and Media Relations	0	0%
Common Stock	Lingdi Wu Vice President of Promotions and Strategic Planning	0	0%
Common Stock	Jianwei Shen Vice President of Retail Store Sales	0	0%
Common Stock	Yang Liu Vice President of Marketing	0	0%
Common Stock	All executive officers and directors (8) as a group	286,313	0.71%
5% Beneficial Owners
Common Stock	Baby Fox Limited (3) No. 22-23, 5 Chome Nakano, Nakanoku, Tokyo, Japan	37,957,487	93.89%

(1) Based on 40,427,500 outstanding as of September 14, 2010.

(2) 286,313 shares are held in the name of Favor Jumbo Enterprises Limited, controlled by Qian Wang. Qian Wang is wife of Chief Executive Officer, Jieming Huang.

(3) Baby Fox Limited is under the sole control of Hitoshi Yoshida, No. 22-23, 5 Chome Nakano, Nakanoku, Tokyo, Japan.

Change in Control

On May 6, 2008, Hitoshi Yoshida, the owner of 10,000 shares of Baby Fox Limited representing 100% of the issued and outstanding common stock of Baby Fox Limited, entered into stock option agreements with two of our directors, Jieming Huang and Jieping Huang, and Linyin Wang, respectively, to purchase all of the shares of Baby Fox Limited. The options granted pursuant to the three stock option agreements were exercisable until December 31, 2018 in accordance with the Exercise Schedule attached to each agreement. On June 17, 2010, Mr. Yoshida entered into rescission agreements with Jieming Huang, Jieping Huang, and Linyin Wang rescinding the stock option agreements. No options had been exercised by Jieming Huang, Jieping Huang, or Linyin Wang as of the effective date of the rescission agreements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

We lease office and warehouse space from our board director, Fengling Wang and Changzhou CTS Fashion Co., Ltd. Changzhou CTS Fashion Co., Ltd. is owned by our chief executive officer, Jieming Huang.

Our executive office is located at Minhang District, 89 Xinbang Road, Suite 305-B5, Shanghai, P.R.China, and consists of approximately 3,340square feet (310 square meters). The owner of this office is one of our board directors, Fengling Wang. The lease term is from January 1, 2008 to December 31, 2012 for five years. The lease is provided to us at annual rate of RMB 60,000, approximately $8,809, which is at a market rate of monthly rent of RMB 15 per square meter in an area close to Shanghai.

We also have a 41,979 square feet (3,900 square meters) warehouse located in Jiafang Yuan, Building 7, 3rd floor, No.88 North Hubin Road, Wujing District, Changzhou, Jiangsu province, China. The lease is between Shanghai Baby Fox Fashion Co., Ltd. and a related party, Changzhou CTS Fashion Co., Ltd. The leasing term is from January 1, 2007 to December 31, 2010 for four years. The rent is RMB 150,000 per year, approximately $22,022, payable every six months, which approximates a market rate at RMB 3.20 per square meter per month for warehouse in Changzhou. Changzhou CTS Fashion Co., Ltd. is owned by our chief executive officer, Jieming Huang. The rent is at a market rate.

In addition, we have a 16,146 square feet (1,500 square meters) office space at Jiafang Yuan, Building 5, 1st floor, No.88 North Hubin Road, Wujing District, Changzhou, Jiangsu province, China. The lease is between Shanghai Baby Fox Fashion Co., Ltd. and a related party, Changzhou CTS Fashion Co., Ltd. The leasing term is from January 1, 2007 to December 31, 2010 for four years. The rent is approximately $11,745 (RMB 80,000) per year payable every six months, which approximates the market rate at RMB 4.50 per square meters per month in this area of Changzhou.

We purchase a significant portion of our merchandise from Changzhou CTS which is owned by our CEO. Products we buy from Changzhou include overcoats, wind coats, jackets, shirts, trousers, skirts and knitwear, etc. Products and designs ordered by Baby Fox are manufactured exclusively for us and not allowed to be sold to third parties. The quantity of purchases is based upon orders from Baby Fox stores and price is based on cost of production confirmed by our supervisors plus 10-15% markup covering general & administrative expenses. Other materials terms such as delivery time are determined by our purchasing managers based on market condition and store demand. Changzhou CTS cannot modify purchase terms without our prior approval. Total purchases from Changzhou CTS for the years ended June 30, 2010 and 2009 approximated $13,170,782 and $13,327,797, respectively. Total accounts payable to Changzhou CTS as of June 30, 2010 and 2009 aggregated $9,510,853 and $8,281,174, respectively. This amount is non-interest bearing and due on demand.

Total payment we made to Changzhou CTS for the years ended June 30, 2010 and 2009 were $13,724,785 and $7,947,146, respectively.

On February 18, 2008, we entered into a loan agreement with our CEO, Jieming Huang, pursuant to which, we borrowed $810,160. The amount outstanding under the loan was $810,160 as of September 17, 2010. The loan agreement is subject to a five-year term with five percent annual interest (5%). Interest expense accrued for the loan was $40,508 and $40,508 in each of fiscal 2010 and 2009, respectively. We have not made any payments of such accrued interest so far. Pursuant to the loan agreement, we covenant, among others, that during the term of the loan, we will (i) not sell, transfer, mortgage, dispose of in any other way, or create other security interest on, any of our legal right of equity or equity interest without Mr. Huang’s prior written consent, (ii) not sell, transfer, mortgage, dispose of in any other way, or to create other security interest on, any of Mr. Huang’s legal right of equity or equity interest without Mr. Huang’s prior written consent, except that the counterparty is Mr. Huang or those designated by Mr. Huang; and (iii) not agree to merge or combine with, buy or invest in, any person without Mr. Huang’s prior consent. The loan agreement is filed as Exhibit 10.8 to this annual report.

Our board of directors approved these transactions listed above. We have no disinterested board members.

On January 18, 2007, we and Qian Wang, the spouse of our CEO, Jieming Huang, entered into a consulting agreement. Qian Wang and our CEO, Jieming Huang, were not married yet at that time. There was no family relationship between Qian Wang and Jieming Huang then. On January 18, 2007, we entered into a consulting agreement with Qian Wang. Among other things, Qian Wang agreed to introduce and supervise Beijing Allstar Business Consulting, Inc., provide both verbal and written translation between English and Chinese for our executives, and provide strategic consulting and advice to Baby Fox’s executives regarding U.S. capital markets and related issues regarding our private placement and application for quotation of the common stock on the OTC Bulletin Board. Qian Wang’s services were valued at $96,263 as defined in her agreement with us. Among her total compensation, approximate 40% or $39,000 is in cash payment and the remaining 60% was in common shares. We paid Qian Wang $9,750 on May 21, 2007 and $11,250 on May 29, 2008. We will owe Qian Wang $7,500 cash upon our common stock being quoted on the OTC Bulletin Board. On January 18, 2008, we awarded Qian Wang 286,313 shares as compensation for her services rendered. Qian Wang designated Favor Jumbo Enterprises Limited as the holder of the 286,313 shares. These shares are valued at $.20 per share, the same valuation as in our private placement in March 2008.

In addition, as of the date hereof, we have entered into over 100 purchase agreements with related parties in the ordinary course of business. Products we buy from related parties include overcoats, wind coats, jackets, shirts, trousers, skirts and knitwear, etc. Products and designs ordered by Baby Fox are manufactured exclusively for us and not allowed to be sold to third parties. The quantity of purchases is based upon orders from Baby Fox stores and price is based on cost of production confirmed by our supervisors plus 10-15% markup covering general & administrative expenses. Other materials terms such as delivery time are determined by our purchasing managers based on market condition and store demand. The supplier cannot modify purchase terms without our prior approval. As all of the purchase agreements are in essentially the same form which we have filed as Exhibit 10.3 to this annual report. We do not have any master agreement which governs the relationship between the parties generally.

Other than our officers and directors, we have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

Besides related party transaction stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since July 1, 2008 or in any proposed transaction to which we are proposed to be a party:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of us.

37,957,487, or 93.9%, of the outstanding shares of common stock of Baby Fox International, Inc., are held by Baby Fox Limited, a British Virgin Islands entity controlled by Hitoshi Yoshida.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Paritz & Company, P.A. served as our independent accountants for the fiscal year ended June 30, 2009 and Friedman LLP served as our independent accountants for the fiscal year ended June 30, 2010.

During the fiscal years ended June 30, 2010 and June 30, 2009, fees for services billed by Friedman LLP and Paritz & Company, P.A., respectively, were as follows:

	2010	2009
Audit fees(1)	$64,181	$38,599
Audit-related fees	-	-
Tax fees(2)	1,256	-
All other fees	-	-
Total	65,437	38,599
___________
(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Friedman LLP for our consolidated financial statements as of and for the year ended June 30, 2010.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

I.	Listing of Documents

(1) Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of June 30, 2010 and 2009

Consolidated Statements of Operations and Other Comprehensive Income (Loss) for Years Ended June 30, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Deficiency for the Years Ended June 30, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009

Notes to Consolidated Financial Statements

(3) The following Exhibits are filed as part of this report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed with the SEC on May 12, 2008).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Form S-1 filed with the SEC on May 12, 2008).

10.1	Share Acquisition Agreement between Fengling Wang and Baby Fox International, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Form S-1 filed with the SEC on May 12, 2008).

10.2

Supplementary Agreement to the Equity Share Acquisition Agreement between Fengling Wang and Baby Fox International, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1/A filed with the SEC on July 10, 2009).

10.3

Shanghai Baby Fox Fashion Co., Ltd. and Changzhou CTS Fashion Co., Ltd. Purchase and Sales Contract (incorporated by reference to Exhibit 10.2 to the registrant’s Form S-1/A filed with the SEC on February 9, 2009).

10.4	Non-Corporate Store Sample Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Form S-1/A filed with the SEC on February 9, 2009).

10.5	Shanghai Office Lease between Fengling Wang and Shanghai Baby Fox Fashion Co., Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Form S-1/A filed with the SEC on February 9, 2009).

10.6

Changzhou Warehouse Lease between Changzhou CTS Fashion Co., Ltd. and Shanghai Baby Fox Fashion Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Form S-1/A filed with the SEC on July 10, 2009).

10.7

Changzhou Office Space Lease between Changzhou CTS Fashion Co., Ltd. and Shanghai Baby Fox Fashion Co., Ltd. (incorporated by reference to Exhibit 10.6 to the registrant’s Form S-1/A filed with the SEC on February 9, 2009).

10.8

Loan Agreement between Jieming Huang and Baby Fox International, Inc. effective February 18, 2008 (incorporated by reference to Exhibit 10.7 to the registrant’s Form S-1/A filed with the SEC on February 9, 2009).

10.9

Loan Agreement between Zengquan Yu and Shanghai Baby Fox Fashion Co., Inc. effective January 16, 2008 (incorporated by reference to Exhibit 10.8 to the registrant’s Form S-1/A filed with the SEC on February 9, 2009).

10.10

Consulting Agreement between Shanghai Baby Fox Fashion Co., Ltd. and Qian Wang Effective January 18, 2007(incorporated by reference to Exhibit 10.11 to the registrant’s Form S-1/A filed with the SEC on May 15, 2009).

10.11

Amended and Restated Consulting Agreement between Baby Fox International, Inc. and Beijing AllStar Business Consulting, Inc. effective April 28, 2008 (incorporated by reference to Exhibit 10.12 to the registrant’s Form S-1/A filed with the SEC on May 15, 2009).

10.12

Revenue and Success Reward Sharing Agreement between Beijing AllStar Business Consulting, Inc. and Hongtao Shi effective January 18, 2007(incorporated by reference to Exhibit 10.13 to the registrant’s Form S-1/A filed with the SEC on May 15, 2009).

10.13

Revenue and Success Reward Sharing Agreement between Beijing AllStar Business Consulting, Inc. and Liuyi Zhang effective January 18, 2007(incorporated by reference to Exhibit 10.14 to the registrant’s Form S-1/A filed with the SEC on May 15, 2009).

10.14

Share Interest Agreement between Beijing Allstar Business Consulting, Inc. and Avenndi, LLC effective October 16, 2007 (incorporated by reference to Exhibit 10.15 to the registrant’s Form S-1/A filed with the SEC on May 15, 2009).

10.15

Advisor Agreement between Shanghai Baby Fox Fashion Co., Ltd. and Avenndi, LLC effective May 22, 2007(incorporated by reference to Exhibit 10.16 to the registrant’s Form S- 1/A filed with the SEC on May 15, 2009).

10.16

Website Agreement between Shanghai Baby Fox Fashion Co, Ltd. and Avenndi, LLC effective September 06, 2007(incorporated by reference to Exhibit 10.17 to the registrant’s Form S-1/A filed with the SEC on May 15, 2009).

10.17

Changzhou Warehouse Lease & Office Space Lease Extension between Changzhou CTS Fashion Co., Ltd. and Shanghai Baby Fox Fashion Co., Ltd. (incorporated by reference to Exhibit 10.18 to the registrant’s Form S-1/A filed with the SEC on June 22, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form S-1 filed with the SEC on May 12, 2008).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 to the registrant’s Form S-1 filed with the SEC on May 12, 2008).

24.1	Powers of Attorney (included on the signature page).

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	Shanghai Baby Fox Ltd. Store Sales Metrics.*

* Filed herewith.
** Represents management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABY FOX INTERNATIONAL, INC.

Date: September 28, 2010	By: /s/ Jieming Huang
Jieming Huang
Chief Executive Officer
Principal Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Each person whose signature appears below hereby authorizes Jieming Huang as attorney-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date

By: /s/ Jieming Huang	Chief Executive Officer and Director	September 28, 2010
Jieming Huang	(Principal Executive Officer)

By: /s/ Ping Chen	Chief Financial Officer (Principal Financial	September 28, 2010
Ping Chen	Officer and Principal Accounting Officer)

By: /s/ Fengling Wang	Director	September 28, 2010
Fengling Wang

By: /s/ Jieping Wang	Director	September 28, 2010
Jieping Wang

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Baby Fox International, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Baby Fox International, Inc. and Subsidiary as of June 30, 2009 and the related consolidated statement of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown on the accompanying balance sheet, the Company’s current liabilities exceeded its current assets by $6,133,153, the Company’s total liabilities exceeded its total assets by $6,569,462 and the Company generated a net loss for the year ended June 30, 2009. These circumstances raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baby Fox International, Inc. and Subsidiary as of June 30, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Paritz & Company, P.A.

Hackensack, New Jersey
October 23, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Baby Fox International Inc. and subsidiary

We have audited the accompanying consolidated balance sheet of Baby Fox International Inc. and subsidiary (the "Company") as of June 30, 2010 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ deficiency, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Baby Fox International Inc. and subsidiary as of June 30, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s losses, negative cash flows from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP
Friedman LLP

Marlton, NJ

September 27, 2010

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	As of June 30
	2010	2009
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$180,476	$312,397
Accounts receivable, net	2,863,542	2,743,019
Inventory, net	6,808,309	6,222,993
Advance to vendors, net	-	26,341
Prepaid expenses and other current assets	158,536	394,757

TOTAL CURRENT ASSETS	10,010,863	9,699,507

Property and equipment, net	51,037	56,659

Deferred tax asset, net	-	183,296

Deposits	207,101	133,896

TOTAL ASSETS	$10,269,001	$10,073,358

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES:

Accounts payable - trade	$515,298	$2,891,419
affiliated company	9,510,853	8,281,174
Deposits payable & customer advances	1,263,502	1,518,981
Accrued expenses and other current liabilities	2,751,220	1,444,168
Loans payable - officer and stockholder	35,341	23,490
Current portion of long-term debt	1,575,638	835,050
Dividends payable	842,704	838,378

TOTAL CURRENT LIABILITIES	16,494,556	15,832,660

LONG-TERM DEBT	810,160	810,160

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 40,427,500 shares issued and outstanding as of June 30, 2010 and 2009	40,427	40,427
Accumulated deficits	(7,095,053)	(6,659,522)
Accumulated other comprehensive income	18,911	49,633

TOTAL STOCKHOLDERS' DEFICIENCY	(7,035,715)	(6,569,462)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,269,001	$10,073,358

See accompanying notes to consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)

	FOR THE YEARS ENDED JUNE 30
	2010	2009
SALES
Corporate stores	$22,375,661	$20,909,802
Non-corporate stores	2,823,999	3,341,341
TOTAL SALES	25,199,660	24,251,143

COST OF GOODS SOLD
Corporate stores	10,587,754	15,576,153
Non-corporate stores	1,753,280	1,795,911
TOTAL COST OF GOODS SOLD	12,341,034	17,372,064

GROSS PROFIT	12,858,626	6,879,079

OPERATING EXPENSES:
Selling Expenses	11,767,869	10,839,079
General & Administrative Expenses	1,255,956	419,905
TOTAL OPERATING EXPENSES	13,023,825	11,258,984

LOSS FROM OPERATIONS	(165,199)	(4,379,905)

OTHER INCOME (EXPENSE)
Other income	53,764	21,289
Interest expense	(124,191)	(124,013)
TOTAL OTHER INCOME (EXPENSE)	(70,427)	(102,724)

LOSS BEFORE INCOME TAXES	(235,626)	(4,482,629)

INCOME TAX PROVISION
Current	-	-
Deferred	199,905	-
TOTAL INCOME TAX PROVISION	199,905	-

NET LOSS	$(435,531)	$(4,482,629)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation loss	(30,722)	(4,818)

COMPREHENSIVE LOSS	$(466,253)	$(4,487,447)

BASIC AND DILUTED LOSS PER SHARE	$(0.01)	$(0.11)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	40,427,500	40,427,500

See accompanying notes to consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

						ACCUMULATED
						OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS’
	Shares	Amount	Shares	Amount	DEFICITS	INCOME	DEFICIENCY

BALANCE - JUNE 30, 2008	-	$-	40,427,500	$40,427	$(2,176,893)	$54,451	$(2,082,015)

Net loss					(4,482,629)		(4,482,629)

Foreign currency translation adjustment						(4,818)	(4,818)

BALANCE - JUNE 30, 2009	-	$-	40,427,500	$40,427	$(6,659,522)	$49,633	$(6,569,462)

Net Loss					(435,531)		(435,531)

Foreign currency translation adjustment						(30,722)	(30,722)

BALANCE - JUNE 30, 2009	-	$-	40,427,500	$40,427	$(7,095,053)	$18,911	$(7,035,715)

See accompanying notes to consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEARS ENDED JUNE 30
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(435,531)	$(4,482,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	16,008	12,737
Bad debt allowance	763,243	176,803
Accrual (Reversal) of inventory reserve	(686,275)	4,655,595
Increase of valuation allowance on deferred tax assets	174,618	1,108,344

Decrease (increase) in current assets
Accounts receivable	(847,300)	(1,575,515)
Inventory	134,733	(4,386,697)
Advance to vendors	4,404	253,735
Deposit	(72,295)	4,997
Prepaid expenses and other current assets	237,541	(215,217)
Deferred tax	9,070	(1,123,032)
Increase (decrease) in current assets
Accounts payable-trade	(2,383,843)	2,261,096
Accrued expenses, taxes and sundry current liabilities	1,296,094	1,087,503
Customer deposits and advances	(262,524)	(379,082)
NET CASH USED IN OPERATING ACTIVITIES	(2,052,057)	(2,601,362)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,111)	(26,828)
NET CASH USED IN INVESTING ACTIVITIES	(10,111)	(26,828)

FINANCING ACTIVITIES:
Accounts payable - affiliate company	1,183,379	2,904,615
Proceeds from related party loans	-	(74,502)
Proceeds of stockholder loan	11,695	-
Proceeds from long-term debt	734,063	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,929,137	2,830,113

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,110	334

INCREASE ( DECREASE ) IN CASH	(131,921)	202,257

CASH - BEGINNING OF THE YEAR	312,397	110,140

CASH - END OF THE YEAR	$180,476	$312,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid	$16,216	$14,053
Interest expense paid	$-	$-

See accompanying notes to consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

Baby Fox International, Inc. (the “Company”), through its wholly-owned subsidiary Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) is a specialty retailer, developer and designer of fashionable, value-priced women’s apparel and accessories. The Company primarily sells merchandise through its corporate-owned stores located within upscale shopping malls across China. The mall operator collects the proceeds of sales from customers and remits the proceeds, net of rent and other charges, to the Company.

In addition, the Company sells merchandise to licensed non-corporate owned stores which only carry the Baby Fox brand merchandise.

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principal of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Shanghai Baby Fox. All significant inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. The Company’s significant estimates include estimates for reserves for inventory markdowns, allowance for doubtful accounts and useful lives of property and equipment. Actual results could differ from those estimates.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of Baby Fox International is the US dollar. Shanghai Baby Fox uses its local currency, the Chinese Renminbi (“RMB”) as its functional currency. In accordance with accounting standards regarding foreign currency translation, results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. The Company did not have any material transaction gain or loss for years ended June 30, 2010 and 2009.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue recognition and return policy

The Company recognizes revenue in accordance with accounting standards regarding revenue recognition, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller’s price to the buyer is fixed or determinable; and
•	Collectability of payment is reasonably assured.

The Company’s revenues are generated from sales at its company-owned retail stores and from sales of merchandise to licensed non-corporate owned stores.

Revenues from sales at company owned retail stores are recognized when the ultimate customer purchases the merchandise in the store and pays for it at the cash register. Customers have the right to return merchandise for credit, exchange or refunds for up to fourteen days after purchase. The return policy is set by corporate headquarters and consistent among all our corporate stores. Period allowed for return is short (two weeks) and based on historical experience, actual returns by end consumers have been rare and immaterial across all retail stores. Management will keep monitoring returns by end consumers at our corporate stores as we open more stores each period.

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured. According to the contract, non-corporate stores have the right to return defected merchandise within ten days of receipt. Return of unsold merchandise for current style is determined by our headquarters and full cooperation from non-corporate stores is required. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period. Since fashion clothing is trending towards shorter product life cycle and the return period we allow for non-corporate stores is relatively long, the current reserve already takes into the effect of introducing new products on expected return of previous products. The return reserve based on this percentage of sales has been consistent with actual returns in our operating history. The balances of the return reserve for the years ended June 30, 2010 and 2009 were $136,362 and $352,881, respectively. We will closely monitor returns for existing and new stores and adjust reserve for returns if necessary. We do not offer early payment discounts, incentive discounts based on volume or credit for products that do not sell well at non-corporate stores.

Shipping and handling of merchandise sold to non-corporate stores is included in revenue and not separately billed to customers or paid directly by the customer.

Cost of sales

Cost of sales includes the cost of merchandise sold and related costs including purchasing, receiving, warehousing and related costs.

Marketing expenses

Due to the short initial term of the leases with mall operators and the cancellation provisions contained in the store leases, the initial costs of store opening expenses are typically accounted as marketing expenses and are charged to expense as incurred.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising expense

Advertising expense is charged to operations as incurred and totaled approximately $40,521 and $20,717 for the years ended June 30, 2010 and 2009, respectively.

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts reported in the balance sheets for cash, accounts receivable, loan receivables, other receivables, advance to suppliers, short-term loan, accounts payable, advance from customers, other payables and accrued expenses, approximate their fair market value based on the short-term maturity of these instruments. The carrying value of the long-term debt approximates fair value based on market rates and terms currently available to the Company. The Company did not identify any other assets or liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with ASC 820.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

The Company maintains cash with financial institutions in the Peoples Republic of China (“PRC”) which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts receivable

Accounts receivable consist of amounts due from mall operators which are generally received within sixty days and amounts due from sales to non-corporate stores. The risk of credit loss in the Company’s trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms from mall operators and deposits required from non-corporate store operators. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations. On June 30, 2010 and 2009, the balances of bad debt allowance represented 24.3% and 6.1% of the outstanding accounts receivable balances, respectively. The increase is mainly due to an increase in the balances aged over 90 days, for which full allowance has been provided.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories, consisting of finished goods and accessories, are valued at the lower of cost as determined by the average cost or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Due to the high style nature of the Company’s merchandise, slow moving, out of season and broken style merchandise is sold to discount stores substantially below cost. Reserves are created to reduce the carrying value of these items to market value.

The company maintains a perpetual inventory and sales report, by store location. This is updated daily based upon shipping and sales reports. A weekly review is made by the merchandising group and management to identify slow moving merchandise. Merchandise, which is slow moving during the first month at a store is reported to the head office, and is sometimes moved to other stores, due to varying style demand in the diverse markets in China. Unsold merchandise is then marked down, and if not sold within 90 days of receipt, it is shipped back to the warehouse. The company then has periodic discount warehouse sales and uses certain liquidators.

The company values inventory at the lower of cost or market, and maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. Currently this percentage stands at 42% of ending inventory level based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets less estimated residual value over their useful lives using the straight line method for financial reporting purposes. Total depreciation for the years ended June 30, 2010 and 2009 were $16,008 and $12,737, respectively. The useful life and estimated residual value are as follows:

Office equipment
Useful life	5 years
Residual value	5%

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Income taxes

The Company accounts for income taxes in accordance with the FASB Codification Topic 740-10-25 (“ASC 740-10-25”), which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Earnings per share

Basic earnings per common share is computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of common shares and dilutive securities (such as warrants and convertible preferred stock) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders. Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements. Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of cash flows

In accordance with FASB issued Accounting Standards cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

The Company uses the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organized segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company consists of one reportable business segment, the sale of merchandise.

Recent accounting pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures which amends ASC Topic 820, adding new requirements for disclosures for Level 1 and 2, separate disclosures of purchases, sales, issuance, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (the Company’s fiscal year 2011); early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

In February 2010, FASB issued new standards in ASC 855, Subsequent Event. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this amendment to have a material impact on its consolidated financial statements.

3. GOING CONCERN

As of June 30, 2010, the Company’s current liabilities exceeded its current assets by $6,483,693 and the Company’s total liabilities exceeded its total assets by $7,035,715. The Company’s cash position on June 30, 2010 was $180,476. The Company has a limited operating history and continues to generate net losses. Our auditor has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010.

The Company has taken steps to improve its cash position by slowing down the rate of new store openings, selling inventory from prior seasons at its discount stores and warehouse sales, negotiating longer payment terms from a related party manufacturer and stepping up efforts in collecting past due accounts receivables. In addition, the Company is seeking future equity and debt financing, although there is no assurance that such financing will be available or be available at terms acceptable to the Company.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

4. ACCOUNTS RECEIVABLE

	As of	As of
	June 30, 2010	June 30, 2009
Accounts receivable	$3,784,745	$2,919,822
Less: bad debt allowance	(921,203)	(176,803)
Accounts receivable, net	$2,863,542	$2,743,019

5. ADVANCE TO VENDORS

	As of	As of
	June 30, 2010	June 30, 2009
Advance to vendors	$22,059	$26,341
Less: bad debt allowance	(22,059)	-
Advance to vendors, net	$-	$26,341

6. INVENTORIES

	As of	As of
	June 30, 2010	June 30, 2009
Inventories	$11,672,624	$11,747,152
Less: reserve for inventory markdown	(4,864,315)	(5,524,159)
Inventories, net	$6,808,309	$6,222,993

7. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of June 30,	As of June 30,
	2010	2009
Employee advance	$3,682	$4,656
Prepaid expenses	154,854	221,065
Value-added tax recoverable	-	169,036

Total	$158,536	$394,757

8. RELATED PARTY TRANSACTIONS

The Company purchased 100% of its merchandise for the year ended June 30, 2010 from ChangZhou CTS Fashion Co., Ltd. (“CTS”) which is owned by the majority shareholder and Chief Executive Officer (“CEO”) of the Company. Total purchases from CTS amounted to $13,170,782 and $13,327,797 for the years ended June 30, 2010 and 2009, respectively.

Total accounts payable to CTS as of June 30, 2010 and 2009 were $9,510,853 and $8,281,174, respectively. These payables do not bear interest and are due upon demand during the normal course of business operations.

The Company also rents warehouse and office space from CTS and one of its board directors Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $33,767 and $8,809 for the year ended June 30, 2010, and $33,695 and $8,790 for the year ended June 30, 2009.

On February 18, 2008, The Company entered into a loan agreement with its CEO, Jieming Huang, pursuant to which, the Company borrowed $810,160 from Mr. Jieming Huang. The loan agreement is subject to a five-year term with five percent (5%) annual interest payable in arrears.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

9. DEPOSITS PAYABLE AND CUSTOMER ADVANCES

Customer deposits and advances consist of deposits and advances from vendors for the purchase of merchandise and security deposits from licensed non-corporate stores. Pursuant to the terms of the contracts with licensed non-corporate stores, the security deposits are fully refundable at the end of the contract term with no interest due.

10. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	June 30,	June 30,
	2010	2009

Employee benefits payable	$101,971	$107,801
Salary payable	109,678	105,686
Store expense	67,171	77,563
Agency fee	1,607,950	982,880
Interest payable	273,198	148,273
Other current liabilities	591,252	21,965

Total	$2,751,220	$1,444,168

We formally adopted an agency marketing system in October 2008. Regional agents are an individual or a trading company who is contracted to have exclusive and nontransferable rights to sell and promote our products in designated areas such as a city or province. The contract term is usually for a year and renewable 60 days prior to expiration. The agent is selected from our target area and responsible for determining store locations within the area (contingent upon Company approval), setting up the corporate stores in that area, hiring store staff, and managing all stores’ day-to- day operation in the area. The agent does not have authority to raise standard price of our products or offer discount without our approval nor can they sell products of other brand names in the stores. In return for their services on behalf of the Company, sales agent is paid a commission called agency fee ranging from 5% to 38% of the stores’ sales revenue. As our regional agent is selected based on his or her local expertise in sales and marketing in the area, such marketing system helps us penetrate a target market more rapidly and provides proper incentive for the agent to increase our market share in that area. For the years ended June 30, 2010 and 2009, we incurred agency fee of $2,833,620 and $2,048,606, respectively.

11. DIVIDENDS PAYABLE

The Company’s wholly-owned subsidiary, Shanghai Baby Fox Fashion Co., Ltd. declared dividends on August 8, 2007 and December 10, 2007 in the amount of approximately $405,570 and $437,134, respectively, to Fengling Wang, its sole shareholder on record on the dates the dividends were declared.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

12. LONG-TERM DEBTS

Long-term debt consists of the following:

	June 30,	June 30,
	2010	2009
Amount borrowed from our CEO, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	839,359	835,050
Amount borrowed from an unrelated party, bearing zero interest and due January 31, 2011, the loan is guaranteed by CTS	736,279	-
Subtotal	2,385,798	1,645,210
Less: current portion	1,575,638	835,050
Total	$810,610	$810,610

Long-term debt matures as follows:

Fiscal year ended June 30,
2011	$1,575,638
2013	810,160

The total interest expense for the years ended June 30, 2010 and 2009 were $124,191 and $124,013, respectively.

13. INCOME TAXES

The Company’s earnings from continuing operations before income taxes are as follows:

	June 30, 2010	June 30, 2009
Loss from continuing operation before income taxes-China	$(194,686)	$(4,440,006)
Loss from continuing operation before income taxes-US	$(40,940)	$(42,623)

The income tax expense are as follows:
	June 30, 2010	June 30, 2009
Current-China	$-	$-
Deferred-China	199,905	-
Subtotal-China	199,905	-

Current-US	-	-
Deferred-US	-	-
Subtotal-US	-	-

Current-Total	-	-
Deferred-Total	199,905	-
Total	$199,905	$-

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

13. INCOME TAXES (continued)

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and reduces the carrying amount of the deferred tax assets by a valuation allowance to the extent it believes a portion will not be realized. The Company considers many factors when assessing the likelihood of future realization of the deferred tax assets, including its recent cumulative earnings experience, expectation of future income, the carryforward periods available for tax reporting purposes, and other relevant factors. For the year ended June 30, 2009, the Company recognized $183,296 of net deferred tax assets after valuation allowance. In the year ended June 30, 2010, management concluded that it was more likely than not that additional deferred tax assets would be realized. This determination was based upon actual and projected future operating results in our business. Accordingly, the Company recorded a non-cash income tax benefit of $262,495 in the year ended June 30, 2010 resulting from the recognition of the valuation allowance on the deferred tax assets.

Deferred tax asset at June 30, 2010 and June 30, 2009 amounted to $-0- and $183,296, respectively, net of valuation allowance recorded. The tax effects of temporary differences that give rise to significant portions of deferred tax assets at June 30, 2010 and 2009 are as follows:

	June 30,	June 30,
	2010	2009
Deferred tax assets
Inventory provision	$1,216,079	$1,381,040
Bad debt allowance	235,815	44,201
Net loss carried forward-China	258,644	268,526
Net loss carried forward-US	44,852	30,933
Total deferred tax assets	1,755,390	1,724,700
Valuation allowance	(1,755,390)	(1,541,404)

Net deferred tax assets	$-	$183,296

The Company’s subsidiary is governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws, which are subject to tax at a rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax computed at the statutory rates to the total income tax for the years ended June 30, 2010 and 2009 is as follows:

	2010	2009
Income tax expense (benefit) at federal statutory rate	$(80,113)	$(1,524,094)
Adjustment due to:
Foreign rate differential	17,522	399,601
Other	48,510	16,149
Increase (decrease) in valuation allowance	213,986	1,108,344
Income tax expense (benefit)	$199,905	$-

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

14. COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under operating leases for their headquarters facilities, distribution center and certain stores located in malls. Aggregate minimum annual rentals under non-cancelable leases are as follows:

Fiscal year
2011	$1,369,064
2012	8,835
2013	8,835
2014	4,418
2015	-
Thereafter	-

Approximately 26% of our corporate stores in malls are required to pay minimum annual rents for the spaces leased plus additional rents calculated based on certain percentage of actual sales over minimum amount of sales required. The remaining stores do not have minimum annual rent requirement but are required to pay rents based on certain percentage of actual sales over minimum sales required. These leases can be terminated if performance does not meet certain predetermined levels stipulated by mall operators. Rental expense charged to operations aggregated $4,663,359 and $4,517,038 for the years ended June 30, 2010 and 2009, respectively.

15. RISKS AND UNCERTAINTIES

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible. The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the Peoples Bank of China. Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders may be limited.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010 AND 2009

15. RISKS AND UNCERTAINTIES (continued)

Lack of Business Insurance

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of June 30, 2010, the Company has not experienced such loss.

Concentration of Vendors and Customers

For the years ended June 30, 2010 and 2009, the Company made 100% and 78% of its total purchase of merchandise from CTS, an affiliated company and balance of payables to CTS represented 95% and 74% of the Company’s outstanding accounts payable at June 30, 2010 and 2009, respectively.

No single customer accounted for more than 10% for the total sales for the years ended June 30, 2010 and 2009.