Form 10-Q
period 2010-09-30
Baby Fox International, Inc.
filed 2010-11-15
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-150835

BABY FOX INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0775642
(State of other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

Shanghai Minhang District
89 Xinbang Road, Suite 305-B5
The People’s Republic of China
(Address of principal executive offices)

+ 86 21 5415 3855
(Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Number of shares of common stock outstanding as of November 8, 2010: 40,447,500

INDEX

		Page No.
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2010 and as of June 30, 2010	1
	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2010 and 2009 (unaudited)	2
	Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficiency) for the Three Months Ended September 30, 2010 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended September 30, 2010 and 2009 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	26
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	(Removed and Reserved)	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
SIGNATURES		28

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

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED )

	September 30,	June 30,
	2010	2010

ASSETS
CURRENT ASSETS:

Cash	$130,763	$180,476
Accounts Receivable, net	3,484,388	2,863,542
Inventory, net	8,288,105	6,808,309
Advance to vendors, net	-	-
Prepaid expenses and other current assets	113,982	158,536

TOTAL CURRENT ASSETS	12,017,238	10,010,863

Property and equipment, net	49,205	51,037

Deferred tax asset, net	-	-

Deposits	225,269	207,101

TOTAL ASSETS	$12,291,712	$10,269,001

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES:

Accounts payable - Trade	$600,626	$515,298
affiliated company	10,751,766	9,510,853
Deposits payable & customer advances	1,390,335	1,263,502
Accrued expenses and other current liabilities	3,034,687	2,751,220
Loans payable - officer and stockholder	35,815	35,341
Current portion of long-term debt	1,596,753	1,575,638
Dividends payable	853,997	842,704

TOTAL CURRENT LIABILITIES	18,263,979	16,494,556

LONG-TERM DEBT	810,160	810,160

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 40,447,500 and 40,427,500 shares issued and outstanding as of September 30, 2010 and June 30, 2010, respectively	40,447	40,427
Additional paid-in capital	69,980	-
Accumulated deficits	(6,831,671)	(7,095,053)
Accumulated other comprehensive income	(61,183)	18,911

TOTAL STOCKHOLDERS' DEFICIENCY	(6,782,427)	(7,035,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$12,291,712	$10,269,001

See accompanying notes to unaudited condensed consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED SEPTEMBER 30
	2010	2009

SALES
Corporate stores	$4,841,047	$4,444,991
Non-corporate stores	413,891	914,448
TOTAL SALES	5,254,938	5,359,439

COST OF GOODS SOLD
Corporate stores	1,690,383	2,898,229
Non-corporate stores	276,101	649,236
TOTAL COST OF GOODS SOLD	1,966,484	3,547,465

GROSS PROFIT	3,288,454	1,811,974

OPERATING EXPENSES:
Selling Expenses	2,535,749	2,401,404
General & Administrative Expenses	464,803	117,439
TOTAL OPERATING EXPENSES	3,000,552	2,518,843

INCOME (LOSS) FROM OPERATIONS	287,902	(706,869)

Other income	6,731	-
Interest expense	31,251	31,102

TOTAL OTHER EXPENSE	(24,520)	(31,102)

INCOME (LOSS) BEFORE TAXES	263,382	(737,971)

INCOME TAX PROVISION
Cuurent	-	-
Deferred	-	-
TOTAL INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$263,382	$(737,971)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation loss	(80,094)	(8,260)

COMPREHENSIVE INCOME (LOSS)	$183,288	$(746,231)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	0.01	(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	40,430,761	40,427,500

See accompanying notes to unaudited condensed consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(UNAUDITED)

							ACCUMULATED
							OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	Shares	Amount	Shares	Amount	PAID-IN CAPITAL	DEFICITS	INCOME	DEFICIENCY
BALANCE- JUNE30, 2008	-	-	40,427,500	40,427		(2,176,893)	54,451	(2,082,015)
Net loss						(4,482,629)		(4,482,629)
Foreign currency translation adjustment							(4,818)	(4,818)
BALANCE- JUNE30,2009	-	-	40,427,500	40,427	-	(6,659,522)	49,633	(6,569,462)
Net income						(435,531)		(435,531)
Foreign currency translation adjustment							(30,722)	(30,722)
BALANCE- June 30,2010	-	-	40,427,500	40,427	-	(7,095,053)	18,911	(7,035,715)
Common stock issued for legal services			20,000	20	69,980			70,000
Net income					-	263,382		263,382
Foreign currency translation adjustment							(80,094)	(80,094)
BALANCE- September 30,2010	-	-	40,447,500	40,447	69,980	(6,831,671)	(61,183)	(6,782,427)

See accompanying notes to unaudited condensed consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$263,382	$(737,971)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	4,323	3,710
Bad debt allowance	113,649	-
(Reversal) Accrual of inventory reserve	(365,548)	273,788
(Decrease) increase of valuation allowance on deferred tax assets	(24,460)	133,404
Common stock issued for legal services	70,000	-

Decrease (increase) in current assets
Accounts receivable	(692,245)	(676,706)
Inventory	(1,013,770)	(459,976)
Advance to vendors	-	(16,567)
Deposit	(15,290)	(8,927)
Prepaid expenses and sundry current assets	46,368	(205,363)
Deferred tax	24,460	(133,404)
Increase (decrease) in current liabilities
Accounts payable-trade	77,901	(1,050,780)
Accrued expenses, taxes and sundry current liabilities	246,299	278,353
Customer deposits and advances	109,170	(145)

NET CASH USED IN OPERATING ACTIVITIES	(1,155,761)	(2,600,584)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(1,824)	(1,762)

NET CASH USED IN INVESTING ACTIVITIES	(1,824)	(1,762)

FINANCING ACTIVITIES:
Accounts payable- affiliated company	1,106,048	1,627,401
Proceeds of stockholder loan	-	2,199
Proceeds from short-term loan	-	439,830
Proceeds from long-term debt	-	293,220

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,106,048	2,362,650

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1,824	252

DECREASE IN CASH	(49,713)	(239,444)

CASH - BEGINNING OF THE PERIOD	180,476	312,397

CASH - END OF THE PERIOD	$130,763	$72,953

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

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

Basis of presentation

The Company’s accounting policies used in the preparation of the accompanying unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

In the opinion of management, the Company’s unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated results of operations, financial position and cash flows as of and for the periods present. Operating results for the three month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. The Company did not have any material transaction gain or loss for three months ended September 30, 2010 and 2009.

Revenue recognition and return policy

The Company recognizes revenue in accordance with accounting standards regarding revenue recognition, which specifies that revenue is realized or realizable and earned when four criteria are met:

  Persuasive evidence of an arrangement exists;

  Delivery has occurred or services have been rendered;

  The seller’s price to the buyer is fixed or determinable; and

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

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured. According to the contract, non-corporate stores have the right to return defected merchandise within ten days of receipt. Return of unsold merchandise for current style is determined by our headquarters and full cooperation from non-corporate stores is required. Reserves are established to reflect actual and anticipated losses resulting from the returns of defected and unsold merchandise based on historical information. Currently we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period. Since fashion clothing is trending towards shorter product life cycle and the return period we allow for non-corporate stores is relatively long, the current reserve already takes into the effect of introducing new products on expected return of previous products. The return reserve based on this percentage of sales has been consistent with actual returns in our operating history. The balances of the return reserve as of September 30, 2010 and 2009 were $23,962 and $140,142, respectively. We will closely monitor returns for existing and new stores and adjust reserve for returns if necessary. We do not offer early payment discounts, incentive discounts based on volume or credit for products that do not sell well at non-corporate stores.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition and return policy (continued)

Shipping and handling of merchandise sold to non-corporate stores is included in revenue and not separately billed to customers or paid directly by the customer.

Cost of sales

Cost of sales includes the cost of merchandise sold and related costs including purchasing, receiving, warehousing and related costs.

Advertising expense

Advertising expense is charged to operations as incurred and totaled approximately $-0- and $22,079 for the three months ended September 30, 2010 and 2009, respectively.

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

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable consist of amounts due from mall operators which are generally received within sixty days and amounts due from sales to non-corporate stores. The risk of credit loss in the Company’s trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms from mall operators and deposits required from non-corporate store operators. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations. On September 30, 2010 and June 30, 2010, the balances of bad debt allowance represented 23.1% and 24.3% of the outstanding accounts receivable balances.

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

The company values inventory at the lower of cost or market, and maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. The percentage was 36% and 42% of ending inventory level as of September 30, 2010 and June 30, 2010, respectively based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets less estimated residual value over their useful lives using the straight line method for financial reporting purposes. Total depreciation for the three months ended September 30, 2010 and 2009 were $4,323 and $3,710, respectively. The useful life and estimated residual value are as follows:

Office equipment
Useful life	5 years
Residual value	5%

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

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

As of September 30, 2010, the Company’s current liabilities exceeded its current assets by $6,246,741 and the Company’s total liabilities exceeded its total assets by $6,782,427. The Company’s cash position on September 30, 2010 was $130,763. In addition, the Company receives payment terms from a related party supplier, that may not be available from unrelated third parties. Our auditor has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010.

4.	ACCOUNTS RECEIVABLE

	As of	As of
	September 30, 2010	June 30, 2010
Accounts receivable	$4,532,347	$3,784,745
Less: bad debt allowance	(1,047,959)	(921,203)
Accounts receivable, net	$3,484,388	$2,863,542

5.	ADVANCE TO VENDORS

	As of	As of
	September 30, 2010	June 30, 2010
Advance to vendors	$22,355	$22,059
Less: bad debt allowance	(22,355)	(22,059)
Advance to vendors, net	$-	$-

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

6.	INVENTORIES

	As of	As of
	September 30, 2010	June 30, 2010
Inventories	$12,849,609	$11,672,624
Less: reserve for inventory markdown	(4,561,504)	(4,864,315)
Inventories, net	$8,288,105	$6,808,309

7.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of	As of
	September 30, 2010	June 30, 2010
Employee advance	$3,731	$3,682
Prepaid expenses	110,251	154,854
Total	$113,982	$158,536

8.	RELATED PARTY TRANSACTIONS

The Company purchased 100% of its merchandise for the three months ended September 30, 2010 from Changzhou CTS Fashion Co., Ltd. (“CTS”) which is owned by the majority shareholder and Chief Executive Officer (“CEO”) of the Company. Total purchases from CTS amounted to $4,533,181 and $3,480,918 for the three months ended September 30, 2010 and 2009, respectively.

Total accounts payable to CTS as of September 30, 2010 and June 30, 2010 were $10,751,766 and $9,510,853, respectively. These payables do not bear interest and are due upon demand during the normal course of business operations.

The Company also rents warehouse and office space from CTS and one of its board directors Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $8,524 and $2,224 for the three months ended September 30, 2010, and $8,430 and $2,199 for the three months ended September 30, 2009.

On February 18, 2008, The Company entered into a loan agreement with its CEO, Jieming Huang, pursuant to which, the Company borrowed $810,160 from Mr. Jieming Huang. The loan agreement is subject to a five-year term with five percent (5%) annual interest payable in arrears.

9.	CUSTOMER DEPOSITS AND ADVANCES

Customer deposits and advances consist of deposits and advances from vendors for the purchase of merchandise and security deposits from licensed non-corporate stores. Pursuant to the terms of the contracts with licensed non-corporate stores, the security deposits are fully refundable at the end of the contract term with no interest due.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

10.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	As of	As of
	September 30, 2010	June 30, 2010
Employee benefits payable	$102,797	$101,971
Salary payable	112,848	109,678
Store expense	55,888	67,171
Agency fee	1,814,395	1,607,950
Interest payable	306,969	273,198
Other current liabilities	641,790	591,252
Total	$3,034,687	$2,751,220

We formally adopted an agency marketing system in October 2008. Regional agents are an individual or a trading company who is contracted to have exclusive and nontransferable rights to sell and promote our products in designated areas such as a city or province. The contract term is usually for a year and renewable 60 days prior to expiration. The agent is selected from our target area and responsible for determining store locations within the area (contingent upon Company approval), setting up the corporate stores in that area, hiring store staff, and managing all stores’ day-to- day operation in the area. The agent does not have authority to raise standard price of our products or offer discount without our approval nor can they sell products of other brand names in the stores. In return for their services on behalf of the Company, sales agent is paid a commission called agency fee ranging from 5% to 38% of the stores’ sales revenue. As our regional agent is selected based on his or her local expertise in sales and marketing in the area, such marketing system helps us penetrate a target market more rapidly and provides proper incentive for the agent to increase our market share in that area. For the three months ended September 30, 2010 and 2009, we incurred agency fee of $516,389 and $588,284, respectively.

11.	DIVIDENDS PAYABLE

The Company’s wholly-owned subsidiary, Shanghai Baby Fox Fashion Co., Ltd. declared dividends on August 8, 2007 and December 10, 2007 in the amount of approximately $411,005 and $442,992, respectively, to Fengling Wang, its sole shareholder on record on the dates the dividends were declared.

12.	LONG-TERM DEBTS

Long-term debt consists of the following:

	As of	As of
	September 30, 2010	June 30, 2010
Amount borrowed from our CEO, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	850,607	839,359
Amount borrowed from an unrelated party, bearing zero interest and due January 31, 2011, the loan is guaranteed by CTS	746,146	736,279
Subtotal	2,406,913	2,385,798
Less: current portion	1,596,753	1,575,638
Total	$810,160	$810,160

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

12.	LONG-TERM DEBTS (continued)

Long-term debt matures as follows:

As of September 30, 2010

2011	$1,596,753
2012	-
2013	$810,160

The total interest expense for the three months ended September 30, 2010 and 2009 were $21,124 and $20,892, respectively.

13.	INCOME TAXES

The Company’s earnings from continuing operations before income taxes are as follows:

	For the three months ended September 30,
	2010	2009
Earnings from continuing operation before income taxes-China	344,479	(727,761)
Earnings from continuing operation before income taxes-US	(81,097)	(10,210)

The income tax expense (benefit) are as follows:

For the three months ended September 30,
	2010	2009
Current-China	$-	$-
Deferred-China	-	-
Subtotal-China	-	-

Current-US	-	-
Deferred-US	-	-
Subtotal-US	-	-

Current-Total	-	-
Deferred-Total	-	-
Total	$-	$-

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

13.	INCOME TAXES (continued)

Deferred tax assets at September 30, 2010 and June 30, 2010 amounted to $-0- and $-0-, respectively, net of valuation allowance recorded. The tax effects of temporary differences that give rise to significant portions of deferred tax assets at September 30, 2010 and June 30, 2010 are as follows:

	As of	As of
	September 30, 2010	June 30, 2010
Bad debt allowance	$261,990	$235,815
Inventory provision	1,140,376	1,216,079
Net loss carried forward-China	278,714	258,644
Net loss carried forward-US	72,425	44,852
Total deferred tax assets	1,753,505	1,755,390
Valuation allowance	(1,753,505)	(1,755,390)
Net deferred tax assets	-	-

The Company’s subsidiary is governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws, which are subject to tax at a rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax computed at the statutory rates to the total income tax for the three months ended September 30, 2010 and 2009 is as follows:

	For the three months ended September 30,
	2010	2009
Income tax expense (benefit) at federal statutory rate	89,550	(250,910)
Adjustment due to:
Foreign rate differential	(31,003)	65,498
Other	(34,087)	52,008
Increase (decrease) in valuation allowance	(24,460)	133,404
Income tax expense	-	-

14.	EARNINGS PER SHARE

Basic and diluted income (loss) per share is computed as net income divided by the weighted-average number of common shares outstanding for the period.

Weighted-average number of shares are as follows:

	For the three months ended September 30,
	2010	2009
Weighted-average number of shares-basic and diluted	40,430,761	40,427,500

On September 16, 2010, the Company issued 20,000 shares to The Crone Law Group for legal services valued at $70,000.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

15.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under operating leases for their headquarters facilities, distribution center and certain stores located in malls. Aggregate minimum annual rentals under non-cancelable leases are as follows:

Fiscal year
2011	$977,843
2012	46,941
2013	8,894
2014	4,447
2015	-
Thereafter	-

Approximately 33% of our corporate stores in malls are required to pay minimum annual rents for the spaces leased plus additional rents calculated based on certain percentage of actual sales over minimum amount of sales required. The remaining stores do not have minimum annual rent requirement but are required to pay rents based on certain percentage of actual sales over minimum sales required. These leases can be terminated if performance does not meet certain predetermined levels stipulated by mall operators. Rental expense charged to operations aggregated $1,063,095 and $963,039 for the three months ended September 30, 2010 and 2009, respectively.

16.	RISKS AND UNCERTAINTIES

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

Lack of Business Insurance

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of September 30, 2010, the Company has not experienced such loss.

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (UNAUDITED)

16.	RISKS AND UNCERTAINTIES (continued)

Concentration of Vendors and Customers

For the three months ended September 30, 2010 and 2009, the Company made 100% and 95% of its total purchase of merchandise from CTS, an affiliated company and balance of payables to CTS represented 96% and 95% of the Company’s outstanding accounts payable at September 30, 2010 and June 30, 2010, respectively.

No single customer accounted for more than 10% for the total sales for the three months ended September 30, 2010 and 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Baby Fox International, Inc. (“Baby Fox”) for the three months ended September 30, 2010 and 2009 should be read in conjunction with Baby Fox’ consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Shanghai Baby Fox is a China-based specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. The company’s products are aimed to target women aged 18 to 40 in China. It continuously updates its fashions and clothing designs to stay in sync with the latest fashions and trends in Korea, Japan, & Europe. Since the launch of its first retail mall store in July 2006, the brand has gained exposure in leading women’s magazines and the company has 158 stores in over 30 cities as of September 30, 2010.

Listing on the OTC Bulletin Board

On August 6, 2010, the Company’s S-1/A was approved by SEC. On October 6, 2010, the Company’s common stock was approved by FINRA for listing on the OTC Bulletin Board under the ticker symbol “BBYF.OB”, which was subsequently changed to “BBFX.OB” on October 29, 2010.

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

Experienced management and design team. Women in China have become increasingly selective in their choice of clothing and the Chinese fashion industry is trending towards shorter product life cycles and better designs and development. The ability to respond to instantaneous fashion trends is a key attribute to the success of an apparel company. Baby Fox is at the forefront of trends by having an experienced management and designer team to launch a garment from design to production, and finally to distribution in just weeks. The Company brings together a complimentary mix of industry expertise, management know-how, and product innovation. Collectively, the management team has strong fashion design, operations, and apparel sales experience. Through the Company’s extensive relationships with leading fashion magazines, apparel manufacturers, and related industry leaders, the Company also has access to a large pool of experienced managers and knowledgeable advisors.

Store expansion plan. Since inception in 2006, the Company has 158 corporate and non-corporate stores in over 30 cities as of September 30, 2010. Corporate stores are primarily opened in major metropolitan areas and non-corporate or “licensed” stores are mostly established in suburban communities. We plan to continue growing retail store locations over next few years but due to liquidity constraint, we will be more focused on location selections. We will also increase our efforts to improve sales at current stores and remove non-performing store locations in a timely fashion.

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

On March 16, 2007, the National People’s Congress of the PRC passed the new EIT Law, which took effect as of January 1, 2008. The new EIT Law imposes a unified income tax rate of 25.0% on all domestic-invested enterprises and FIEs, such as our PRC operating subsidiary, unless they qualify under certain limited exceptions. The previous tax rate was 33.0% . In addition, under the new EIT Law, dividends from our PRC subsidiary to us will be subject to a withholding tax. The rate of the withholding tax is 10%. Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	For the three months ended Se ptember 30,
	2010	2009
	(unaudited)	(unaudited)
Total sales	$5,254,938	$5,359,439
Cost of goods sold	1,966,484	3,547,465

Gross profit	3,288,454	1,811,974

Selling, general and administrative expenses	3,000,552	2,518,843

Income (loss) before provision for income taxes	263,382	(737,971)
Income taxes	-	-

Net income (loss)	$263,382	$(737,971)

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	For the three months ended September 30,
	2010	2009
	(unaudited)	(unaudited)
Total sales	100.0%	100.0%
Cost of goods sold	37.4%	66.2%

Gross profit	62.6%	33.8%

Selling, general and administrative expenses	57.1%	47.0%

Income (loss) before provision for income taxes	5.0%	-13.8%
Income taxes	0.0%	0.0%

Net income (loss)	5.0%	-13.8%

Starting from the beginning of FY2010, the Company has adjusted its strategy to slow down the new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores. The Company has also established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at a 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure would ensure that most, if not all of the inventory can be digested within 24 months after production. Also based on the Class A and B stores system formally adopted in fiscal 2009 to better match price and product demand by different target market segments, a Class A store that does not meet our sales expectation will first be downgraded to Class B store which are being used to provide discounted merchandise that did not sell well during the season at Class A stores. When the lease with the mall operator expires, we will evaluate again and if a Class B store’s sales performance still doesn’t improve, we will close the store instead of renewing the lease.

Sales. Our sales are generated from sales of products to end customers in our corporate stores and sales to non-corporate store owners. For the three months ended September 30, 2010 and 2009, the Company generated revenues of $5,254,938 and $5,359,439, respectively, reflecting a decrease of 1.9% . Excluding exchange rate effect, sales at corporate stores increased 8.0% while sales to non-corporate stores declined 55.2% . The increase in corporate store sales is mainly due to the increase in per-store sales as a result of strategy to improve revenue and margin of existing stores. The increase in the average number of stores during the period as compared to the same period in FY2010 also contributed to the increase in corporate store sales. The significant decline in non-corporate store sales is mainly due to the stock replenishment issue as a result of a nation-wide restriction on power supply to achieve the energy saving and emission reduction target for the Chinese government’s “11th Five-Year Plan”. The restriction led to raw material replenishment issues for CTS, the company's major supplier and impacted the replenishment of goods in non-corporate stores. Fewer number of non-corporate stores also contributed to the decline. For the three months ended September 30, 2010, sales at corporate stores contributed 92.1% of total sales, while sales to non-corporate stores contributed 7.9%, compared to 82.9% and 17.1%, respectively, in fiscal year 2010.

The following table shows changes in our sales at existing stores, changes in sales due to stores opened during the three months ended September 30, 2010 and 2009, and the effect of change in rate used for the currency conversion in three months ended September 30, 2010 and 2009:

		Corporate	Non-Corporate
	Total Sales	Stores	Stores
Change in sales at existing stores	(225,041)	285,658	(510,699)
Sales at new stores opened in FY2011	61,100	61,100	-
Effect of currency conversion	59,440	49,298	10,142
Total increase (decrease) in sales	(104,501)	396,056	(500,557)

Comparable Store Sales. The percentage change in comparable store sales by stores type for the three months ended September 30, 2010 as compared to 2009 is as follows:

2011
Corporate stores	6%
Non-corporate stores	-65%

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

A store is considered “Closed” if it is temporarily closed for 15 or more full consecutive days or is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in Closed status for 15 or more days in the prior year then the store will be in Non-comp status for the same days in the following year.

Sales per average square foot is as follows:

	2011	2010
Sales per average square foot (1)	$29	$27

(1) Sales per average square foot is calculated based on the total sales divided by the average total store area of stores in existence throughout the period.

Store count, openings and closings for our stores are as follows:

	Three months ended 30 September, 2010			Three months ended 30 September, 2009
	Corporate	Non-corporate		Corporate	Non-corporate
	Stores	Stores	Total	Stores	Stores	Total
Number of stores as of July 1	131	34	165	127	53	180
Number of stores opened	9	1	10	14	7	21
Number of stores closed	14	3	17	15	10	25
Number of stores as of September 30	126	32	158	126	50	176

Cost of Goods Sold and Gross Margin

Cost of goods sold was $1,966,484 for the three months ended September 30, 2010 as compared to $3,547,465 for the same period in FY2010, a decrease of 44.6% while the gross margin increased from 33.8% to 62.6% . Cost of goods sold at corporate stores declined 41.7% in spite of increase in sales at corporate stores mainly because of a reversal of $365,548 inventory markdown in FY2011 as compared to an increase of $273,788 in inventory reserve in FY2010 due to better inventory management and liquidation of prior year products. Besides, the company used to offer significant discount for prior year products to buyers for cash payment. The practice was significantly reduced since the introduction of warehouse sales, which led to decline in the retail sales revenue but improved margin. As a result, the gross margin for corporate store sales increased by 30.3% . Cost of goods sold to non-corporate stores decreased 57.5% as compared to the three months ended September 30, 2009, which is in line with the decline in non-corporate store sales due to the stock replenishment issue as a result of nationwide restriction on power supply resulting in shortage of raw material to CTS, the Company’s major supplier and impacting on the replenishment of stocks at non-corporate store sales. The gross margin from sales at non-corporate stores increased by 4.3% as compared to the gross margin for the same period in FY2010.

Warehouse sales, as an integral part of the Company’s newly established tiered sales system, will be held on a seasonal basis going forward. As a result, we do not expect that the margin will return to the historical level. Neither do we expect that the margin will stay at the current level because it benefited from the one-time reversal of the write-down as a result of the better than expected warehouse sales result. We do not have enough historical data to predict the future margin, but as the new system is implemented, we should improve our estimates of inventory mark-downs and we expect the future margin to stabilize around somewhere between the old margin and the current margin.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist of store rent, agency fees, maintenance and new store opening expenses, freight, advertising and marketing costs, office rent and expenses, costs associated with store staff and support personnel who manage our business activities, and professional and legal fees paid to third parties.

For the three months ended September 30, 2010, the Company incurred selling, general and administrative expenses of $3,000,552, an increase of 19.1% as compared to $2,518,843 for FY2010.

Our general and administrative expenses increased 295.8% as compared to last year mainly because of additional bad debt allowance provided for the increase in the balance of accounts receivable. The Company in general has arranged 60-day collection terms with shopping malls if not otherwise specified. Despite most of our accounts receivable balances being current (within 60 days), we have seen an increase in the percentage of balances aged more than 90 days starting from September 30, 2009 as a result of significant expansion of the Company’s business. Therefore, a full allowance of 100% of the amount of such balances aged more than 90 days is being provided. For the three months ended September 30, 2010, the additional allowance provided was $113,649 compared to $-0- for the same period last year. The balance of bad debt allowance was $1,047,959 and $177,044 on September 30, 2010 and 2009, representing 23.1% and 4.3% of the total accounts receivable balance, respectively. For the three months ended September 30, 2010, the Company incurred $82,820 bad debt as a result of closing of three non-corporate stores. The Company was founded not long ago and has a short operation history. In view of the rapid expansion of our business since inception, we believe that we have been very prudent in providing sufficient allowance for ageing accounts receivable balances.

We incurred selling expenses of $2,535,749 for the three months ended September 30, 2010, an increase of 5.6% as compared to $2,401,404 for the three months ended September 30, 2009. Of all the selling expenses, store rent in the amount of $1,063,095 constituted 41.9% and increased by 11.0% compared to the same period of last year due to increase in corporate store sales. Agency fees constituted 20.4% of total selling expenses for the three months ended September 30, 2010 and decreased by 12.2% when compared to the same period in 2009 mainly due to the change to exclude the store rent from the sales basis to calculate agency fee. Salaries and benefits, which constituted 13.9% of total selling expenses for the three months ended September 30, 2010, increased by 18.7% as compared to the same period in 2009 due to more store assistants hired to improve the per-store sales as well as an increase in the staff compensation. Other selling expenses constituted 23.8% of total selling expenses, of which $239,945 was spent on store charges and promotion and $151,974 was spent on new store opening / build-out and existing stores’ maintenance / decoration. The rest of other selling expenses included utilities, phone, supplies and mall maintenance charges for opened stores.

Other Expenses

We had the same interest-bearing loans for the three months ended September 30, 2010 and 2009 and such interest expense amounted to $31,251 and $31,102, respectively.

Provision for Income Taxes

The Company recognized $-0- current income tax expense due to the loss carried forward, which offset the income before tax for the three months ended September 30, 2010. $-0- current income tax expense was also recognized for the same period in 2009 as a result of net loss. Income tax expense for the three months ended September 30, 2010 and 2009 was also $-0-because of the valuation allowance the Company set up for deferred tax assets. As of September 30, 2010 and June 30, 2010, the Company recognized $-0- of net deferred tax assets after valuation allowance.

Net Income

We had a net income of $263,382 for the three months ended September 30, 2010 as compared to a net loss of $737,971 for the three months ended September 30, 2009. Our net margin improved mainly because of better-than-expected revenue recovered from the liquidation of the inventory of prior seasons as well as better managed inventory level through the newly established tiered system and growth of stores in a more measured manner.

Liquidity and Capital Resources

As of September 30, 2010, we had cash and cash equivalents of $130,763 and negative working capital of $6,246,741. The following table provides detailed information about our net cash flows for the financial statement periods presented in this annual report:

Cash Flow	For the three months ended Se ptember 30,
	2010	2009
Net cash used in operating activities	(1,155,761)	(2,600,584)
Net cash used in investing activities	(1,824)	(1,762)
Net cash provided by financing activities	1,106,048	2,362,650
Effect of foreign currency translation on cash and cash	1,824	252
Net decrease in cash and cash equivalent	(49,713)	(239,444)

Our principal demands for liquidity are for expansion and opening new stores, working capital and general corporate purposes.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $1,155,761 for the three months ended September 30, 2010 as compared to $2,600,584 for the three months ended September 30, 2009. The decrease in net cash used in operating activities was primarily due to the net income of $263,382 for the three months ended September 30, 2010 as compared to the net loss of $737,971 for the same period last year. For the three months ended September 30, 2009, the Company settled $1,050,780 accounts payable to third party suppliers as we gradually shifted all the purchases from third party suppliers to CTS, a related party supplier. For the three months ended September 30, 2010, the balance of accounts payable to third party suppliers increased slightly by $77,901. The difference, partially offset by the higher growth of the inventory balance, also contributed to the decrease of the net cash used in operating activities.

Our accounts receivable increased from $3,784,745 at June 30, 2010 to $4,532,347 at September 30, 2010 mainly due to business expansion and sales increases in September due to the national holidays to observe the Mid-Autumn Festival, the accounts receivable balances of which were not due and collected by September 30, 2010 . The Festival was in October in 2009. Sales increases contributed to the larger amount of outstanding accounts receivable to be collected from shopping malls, with which we generally have established 60-day collection terms. In view of the rapid expansion of our business since inception, the Company has put in place a very rigorous review process of outstanding accounts receivable balances. At September 30, 2010, we had $1,247,806 in accounts receivable aged in excess of 60 days, among which $1,090,433 was aged over 90 days, compared to $1,204,393 in excess of 60 days including $985,067 over 90 days at June 30, 2010. Excluding the amount that can be offset against the agent fees payable, full allowance has been provided for the balance over 90 days and not subsequently settled. As a result, allowance for doubtful accounts increased from $$921,203 as of June 30, 2010 to $1,047,959 as of September 30, 2010 as a result of an increase in balances aged over 90 days. Considering that the accounts receivable balances aged between 60 days and 90 days at September 30, 2010 was not material, and was subsequently settled, no bad debt allowance was accrued with respect to such balances. For the three months ended September 30, 2010, the Company incurred $82,820 bad debt as a result of closing of three non-corporate stores. We believe that we have been very prudent and have provided sufficient allowance for ageing accounts receivable balances.

Net Cash Used in Investing Activities. Net cash used in investing activities were $1,824 and $1,762 for the three months ended September 30, 2010 and 2009, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $1,106,048 and $2,362,650 for the three months ended September 30, 2010 and 2009, respectively. The decrease mainly represented the loan of RMB5,000,000 we borrowed on July 22, 2009. The loan is due on January 31, 2011. Besides, better control on the inventory balance and our store expansion for the three months ended September 30, 2010 resulted in slower growth of our accounts payable to our affiliated company, which also contributed to the decrease.

Cash. At September 30, 2010, we had cash of $130,763, as compared to $180,476 as of June 30, 2010. Cash used in operating activities decreased significantly as compared to the same period last year, which was partially offset by the decline of cash provided by financing activities, resulting in reduced cash outflow for the three months ended September 30, 2010 as compared to the same period last year.

As of September 30, 2010, the Company’s current liabilities exceeded its current assets by $6,246,741 and the Company’s total liabilities exceeded its total assets by $6,782,427. The Company’s cash position on September 30, 2010 was $130,763. Our auditor has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010.

We believe that we can satisfy our cash requirements during the next 12 months through reduction of expenses associated with retail store openings, better management of our inventory and realization of our accounts receivables. We have experienced a rapid growth in both sales and store numbers since 2008. The Company has adjusted its strategy to slow down the new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores in the fiscal year 2010, which is expected to continue in fiscal year 2011. The Company has successfully established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at a 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure would ensure that most, if not all of the inventory can be digested within 24 months after production. From December 2009 to May 2010, the Company held a series of large warehouse sales and cleared the entire 2007 inventory and realized the majority of the 2008 inventory and generated around $1.5 million in cash. Additional warehouse sales scheduled in the next twelve months are expected to generate similar amount of revenue and sales from Class A and Class B stores are expected to be around $24 million. We believe that cash generated from the stores and warehouse sales in the next 12 months will be sufficient to cover payment for inventory purchases and Selling, General & Administrative expenses of around $21 million. Concurrent with the establishment of a tiered inventory digesting structure to increase sales and liquidate the inventory in a timely fashion, the Company is also striving to encourage cash purchases from non-corporate store owners, settle long-aged account balances and maintain the realization of new accounts receivable from shopping malls within 60 days.

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

Loan Facilities

At September 30, 2010, we had $810,160 in long-term debts. The long-term debts consisted of the following:

	As of	As of
	September 30, 2010	June 30, 2010
Amount borrowed from our CEO, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	850,607	839,359
Amount borrowed from an unrelated party, bearing zero interest and due January 31, 2011, the loan is guaranteed by CTS	746,146	736,279
Subtotal	2,406,913	2,385,798
Less: current portion	1,596,753	1,575,638
Total	$810,160	$810,160

Long-term debts mature as follows:

As of September 30, 2010

2011	$1,596,753
2012	-
2013	$810,160

Total interest expense on loans amounted to $31,251 and $31,102 for the three months ended September 30, 2010 and 2009, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of September 30, 2010:

		Payment due in year ended June 30,
	Total	2011	2012	2013	Thereafter
Long term debt obligations (including current portion)	$2,406,913	$1,596,753	$-	$810,160	$-
Operating lease obligations	1,038,125	977,843	46,941	8,894	4,447
Purchase obligations	-	-	-	-	-
Total	$3,445,038	$2,574,596	$46,941	$819,054	$4,447

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

The company maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. The percentages were 36% and 42% of ending inventory levels as of September 30, 2010 and June 30, 2010, respectively based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Huang and Ms. Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Huang and Ms. Chen concluded that as of September 30, 2010, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on September 28, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2010, the Company issued 20,000 shares of its common stock to its outside corporate counsel, the Crone Law Group, as compensation for legal services. The common stock was issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABY FOX INTERNATIONAL, INC.

Date: November 15, 2010	By:	/s/ Jieming Huang
Jieming Huang
Chief Executive Officer
Principal Executive Officer

Dated: November 15, 2010	By:	/s/ Ping Chen
Ping Chen
Chief Financial Officer
Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.