Form 10-Q
period 2010-12-31
Baby Fox International, Inc.
filed 2011-02-14
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-150835

BABY FOX INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0775642
(State of other jurisdiction of incorporation or	(IRS Employer identification No.)
organization)

Shanghai Minhang District
89 Xinbang Road, Suite 305-B5
The People's Republic of China
(Address of principal executive offices)

+ 86 21 5415 3855
(Registrant's telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Number of shares of common stock outstanding as of February 10, 2011: 40,447,500

INDEX

		Page No.
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of December 31, 2010 and as of June 30, 2010	1
	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2010 and 2009 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended December 31, 2010 and 2009 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	26
Item 4.	Controls and Procedures	27
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	(Removed and Reserved)	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
SIGNATURES		29

FORWARD LOOKING STATEMENTS

Information included or incorporated by reference in this annual report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This annual report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our plans for growth, (c) our relationship with our key manufacturers, (d) the regulation to which we are subject, (e) anticipated trends in our industry and (f) our needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in the annual report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED )

	December 31,	June 30,
	2010	2010

ASSETS
CURRENT ASSETS:

Cash	$274,375	$180,476
Accounts Receivable, net	4,796,803	2,863,542
Inventory, net	10,087,130	6,808,309
Prepaid expenses and other current assets	168,615	158,536

TOTAL CURRENT ASSETS	15,326,923	10,010,863

Property and equipment, net	53,692	51,037

Deferred tax asset, net	-	-

Deposits	210,022	207,101

TOTAL ASSETS	$15,590,637	$10,269,001

LIABILITIES AND STOCKHOLDERS' DEFICITS

CURRENT LIABILITIES:

Accounts payable - Trade	$712,277	$515,298
Accounts payable - related party	12,466,235	9,510,853
Deposits payable & customer advances	1,368,332	1,263,502
Accrued expenses and other current liabilities	3,715,256	2,751,220
Loans payable - officer and stockholder	37,296	35,341
Current portion of long-term debt	1,615,655	1,575,638
Dividends payable	864,107	842,704

TOTAL CURRENT LIABILITIES	20,779,158	16,494,556

LONG-TERM DEBT	810,160	810,160

STOCKHOLDERS' DEFICIENCY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 40,447,500 and 40,427,500 shares issued and outstanding as of December 31, 2010 and June 30, 2010, respectively	40,447	40,427
Additional paid-in capital	69,980	-
Accumulated deficits	(5,987,084)	(7,095,053)
Accumulated other comprehensive income	(122,024)	18,911

TOTAL STOCKHOLDERS' DEFICIENCY	(5,998,681)	(7,035,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$15,590,637	$10,269,001

See accompanying notes to unaudited condensed consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR SIX MONTHS ENDED
	DECEMBER 31		DECEMBER 31
	2010	2009	2010	2009

SALES
Corporate stores	$6,359,878	$6,880,406	$11,200,925	$11,325,397
Non-corporate stores	405,256	629,235	819,147	1,543,683
TOTAL SALES	6,765,134	7,509,641	12,020,072	12,869,080

COST OF GOODS SOLD
Corporate stores	2,690,188	3,391,686	4,380,571	6,289,915
Non-corporate stores	313,358	426,352	589,459	1,075,588
TOTAL COST OF GOODS SOLD	3,003,546	3,818,038	4,970,030	7,365,503

GROSS PROFIT	3,761,588	3,691,603	7,050,042	5,503,577

OPERATING EXPENSES:
Selling Expenses	3,163,031	3,847,214	5,698,780	6,248,618
General & Administrative Expenses	(275,396)	198,607	189,407	316,046
TOTAL OPERATING EXPENSES	2,887,635	4,045,821	5,888,187	6,564,664

INCOME (LOSS) FROM OPERATIONS	873,953	(354,218)	1,161,855	(1,061,087)

Other income	2,131	-	8,862	-
Interest expense	31,497	31,046	62,748	62,148

TOTAL OTHER EXPENSE	(29,366)	(31,046)	(53,886)	(62,148)

INCOME (LOSS) BEFORE TAXES	844,587	(385,264)	1,107,969	(1,123,235)

INCOME TAX PROVISION
Current	-	-	-	-
Deferred	-	-	-	-
TOTAL INCOME TAX PROVISION	-	-	-	-

NET INCOME (LOSS)	$844,587	$(385,264)	$1,107,969	$(1,123,235)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation loss	(60,841)	9,857	(140,935)	1,597

COMPREHENSIVE INCOME (LOSS)	$783,746	$(375,407)	$967,034	$(1,121,638)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	0.02	(0.01)	0.03	(0.03)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	40,447,500	40,427,500	40,439,130	40,427,500

See accompanying notes to unaudited condensed consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE SIX MONTHS ENDED DECEMBER 31
	2010	2009

OPERATING ACTIVITIES:
Net income (loss)	$1,107,969	$(1,123,235)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	8,740	7,630
Bad debt allowance	(352,532)	-
Inventory reserve	(1,485,204)	276,046
Valuation allowance on deferred tax assets	(234,449)	196,006
Common stock issued for legal services	70,000	-

Decrease (increase) in current assets
Accounts receivable	(1,484,672)	(1,674,044)
Inventory	(1,581,757)	(461,930)
Advance to vendors	-	2,928
Deposit	2,310	(93,528)
Prepaid expenses and sundry current assets	(5,977)	155,351
Deferred tax	234,449	(196,006)
Increase (decrease) in current liabilities
Accounts payable-trade	181,584	(1,745,278)
Accrued expenses, taxes and sundry current liabilities	885,604	1,051,204
Customer deposits and advances	71,828	252,343

NET CASH USED IN OPERATING ACTIVITIES	(2,582,107)	(3,352,513)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,082)	(10,083)

NET CASH USED IN INVESTING ACTIVITIES	(10,082)	(10,083)

FINANCING ACTIVITIES:
Accounts payable- affiliated company	2,679,800	2,570,900
Proceeds of stockholder loan	1,044	7,271
Proceeds from long-term debt	-	732,059

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,680,844	3,310,230

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	5,244	(111)

NET INCREASE (DECREASE) IN CASH	93,899	(52,477)

CASH - BEGINNING OF THE PERIOD	180,476	312,397

CASH - END OF THE PERIOD	$274,375	$259,920

See accompanying notes to unaudited condensed consolidated financial statements

1.	BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

Baby Fox International, Inc. (the "Company"), through its wholly-owned subsidiary Shanghai Baby Fox Fashion Co., Ltd. ("Shanghai Baby Fox") is a specialty retailer, developer and designer of fashionable, value-priced women's apparel and accessories. The Company primarily sells merchandise through its corporate-owned stores located within upscale shopping malls across China. The mall operator collects the proceeds of sales from customers and remits the proceeds, net of rent and other charges, to the Company.

In addition, the Company sells merchandise to licensed non-corporate owned stores which only carry the Baby Fox brand merchandise.

Basis of presentation

The Company's accounting policies used in the preparation of the accompanying unaudited consolidated financial statements conform to accounting principles generally accepted in the United States of America ("US GAAP") and have been consistently applied.

In the opinion of management, the Company's unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated results of operations, financial position and cash flows as of and for the periods present. Operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

The balance sheet at June 30, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principle of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Shanghai Baby Fox. All significant inter-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. The Company's significant estimates include estimates for reserves for inventory markdowns, allowance for doubtful accounts and useful lives of property and equipment. Actual results could differ from those estimates.

Foreign currency translation

The reporting currency of the Company is the US dollar. The functional currency of Baby Fox International is the US dollar. Shanghai Baby Fox uses its local currency, the Chinese Renminbi ("RMB") as its functional currency. In accordance with accounting standards regarding foreign currency translation, results of operations and cash flows are translated at the average exchange rates during the period, assets and liabilities are translated at the exchange rates at the balance sheet dates, and equity is translated at the historical exchange rates. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation (continued)

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. The Company did not have any material transaction gain or loss for three months and six months ended December 31, 2010 and 2009.

Revenue recognition and return policy

The Company recognizes revenue in accordance with accounting standards regarding revenue recognition, which specifies that revenue is realized or realizable and earned when four criteria are met:

  Persuasive evidence of an arrangement exists;

  Delivery has occurred or services have been rendered;

  The seller's price to the buyer is fixed or determinable; and

  Collectability of payment is reasonably assured.

The Company's revenues are generated from sales at its company-owned retail stores and from sales of merchandise to licensed non-corporate owned stores.

Revenues from sales at company owned retail stores are recognized when the ultimate customer purchases the merchandise in the store and pays for it at the cash register. Customers have the right to return merchandise for credit, exchange or refunds for up to fourteen days after purchase. The return policy is set by corporate headquarters and is consistent among all our corporate stores. The period allowed for returns is short (two weeks) and based on historical experience, and actual returns by end consumers have been rare and immaterial across all retail stores. Management will keep monitoring returns by end consumers at our corporate stores as we open more stores each period.

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured. According to the contract, non-corporate stores have the right to return defective merchandise within ten days of receipt. Return of unsold merchandise for current style is determined by our headquarters and full cooperation from non-corporate stores is required. Reserves are established to reflect actual and anticipated losses resulting from the returns of defective and unsold merchandise based on historical information. Currently we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period. Since fashion clothing is trending towards shorter product life cycle and the return period we allow for non-corporate stores is relatively long, the current reserve already takes into the effect of introducing new products on expected return of previous products. The return reserve based on this percentage of sales has been consistent with actual returns in our operating history. The balances of the return reserve as of December 31, 2010 and 2009 were $24,348 and $122,617, respectively. We will closely monitor returns for existing and new stores and adjust reserve for returns if necessary. We do not offer early payment discounts, incentive discounts based on volume or credit for products that do not sell well at non-corporate stores.

Shipping and handling of merchandise sold to non-corporate stores is included in revenue and not separately billed to customers or paid directly by the customer.

Cost of sales

Cost of sales includes the cost of merchandise sold and related costs including purchasing, receiving, warehousing and related costs.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising expense

Advertising expense is charged to operations as incurred and totaled approximately $-0- and $13,052 for the three months ended December 31, 2010 and 2009 and $8,215 and 22,079 for the six months ended December 31, 2010 and 2009, respectively.

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

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

The Company maintains cash with financial institutions in the People's Republic of China ("PRC") which are not insured or otherwise protected. Should any of these institutions holding the Company's cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Accounts receivable

Accounts receivable consist of amounts due from mall operators which are generally received within sixty days and amounts due from sales to non-corporate stores. The risk of credit loss in the Company's trade receivables is substantially mitigated by the Company's credit evaluation process, short collection terms from mall operators and deposits required from non-corporate store operators. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management's expectations. On December 31, 2010 and June 30, 2010, the balances of bad debt allowance represented 10.9% and 24.3% of the outstanding accounts receivable balances.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

Inventories, consisting of finished goods and accessories, are valued at the lower of cost as determined by the average cost or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Due to the high style nature of the Company's merchandise, slow moving, out of season and broken style merchandise is sold to discount stores substantially below cost. Reserves are created to reduce the carrying value of these items to market value.

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

The company values inventory at the lower of cost or market, and maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. The percentage was 26% and 42% of ending inventory level as of December 31, 2010 and June 30, 2010, respectively based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets less estimated residual value over their useful lives using the straight line method for financial reporting purposes. Total depreciation for the six months ended December 31, 2010 and 2009 were $8,740 and $7,630, respectively. The useful life and estimated residual value are as follows:

Office equipment
Useful life	5 years

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Income taxes

The Company accounts for income taxes in accordance with the FASB Codification Topic 740-10-25 ("ASC 740-10-25"), which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, it requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Statement of cash flows

In accordance with FASB issued Accounting Standards cash flows from the Company's operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Segment reporting

The Company uses the "management approach" model for segment reporting. The management approach model is based on the way a company's management organized segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. The Company consists of one reportable business segment, the sale of merchandise.

3.	GOING CONCERN

As of December 31, 2010, the Company's current liabilities exceeded its current assets by $5,452,235 and the Company's total liabilities exceeded its total assets by $5,998,681. The Company's cash position on December 31, 2010 was $274,375. Our auditor has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010.

4.	ACCOUNTS RECEIVABLE

	December 31, 2010	June 30, 2010
Accounts receivable	$5,384,394	$3,784,745
Less: bad debt allowance	(587,591)	(921,203)
Accounts receivable, net	$4,796,803	$2,863,542

5.	INVENTORIES

	December 31, 2010	June 30, 2010
Inventories	$13,570,922	$11,672,624
Less: reserve for inventory markdown	(3,483,792)	(4,864,315)
Inventories, net	$10,087,130	$6,808,309

6.	RELATED PARTY TRANSACTIONS

The Company purchased 100% of its merchandise for the three and six months ended December 31, 2010 from Changzhou CTS Fashion Co., Ltd. ("CTS") which is owned by the majority shareholder and Chief Executive Officer ("CEO") of the Company. Total purchases from CTS amounted to $2,459,694 and $3,245,813 for the three months and $6,992,875 and $6,726,731 for the six months ended December 31, 2010 and 2009, respectively.

6.	RELATED PARTY TRANSACTIONS (continued)

Total accounts payable to CTS as of December 31, 2010 and June 30, 2010 were $12,466,235 and $9,510,853, respectively. These payables do not bear interest and are due upon demand during the normal course of business operations.

The Company also rents warehouse and office space from CTS and one of its board directors Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $8,623 and $2,250 for the three months and $17,147 and $4,473 for the six months ended December 31, 2010, and $8,419 and $2,196 for the three months and $16,837 and $4,392 for the six months ended December 31, 2009.

On February 18, 2008, The Company entered into a loan agreement with its CEO, Jieming Huang, pursuant to which, the Company borrowed $810,160 from Mr. Jieming Huang. The loan agreement is subject to a five-year term with five percent (5%) annual interest payable in arrears.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	December 31, 2010	June 30, 2010
Employee benefits payable	$103,428	$101,971
Salary payable	135,070	109,678
Store expense	72,954	67,171
Agency fee	2,066,400	1,607,950
Interest payable	340,994	273,198
Other current liabilities	996,410	591,252
Total	$3,715,256	$2,751,220

We formally adopted an agency marketing system in October 2008. Regional agents are an individual or a trading company who is contracted to have exclusive and nontransferable rights to sell and promote our products in designated areas such as a city or province. The contract term is usually for a year and renewable 60 days prior to expiration. The agent is selected from our target area and responsible for determining store locations within the area (contingent upon Company approval), setting up the corporate stores in that area, hiring store staff, and managing all stores' day-to-day operations in the area. The agent does not have authority to raise standard prices of our products or offer discount without our approval nor can they sell products of other brand names in the stores. In return for their services on behalf of the Company, a sales agent is paid a commission called an agency fee ranging from 5% to 38% of the stores' sales revenue. As our regional agent is selected based on his or her local expertise in sales and marketing in the area, such marketing system helps us penetrate a target market more rapidly and provides a proper incentive for the agent to increase our market share in that area. For the three months ended December 31, 2010 and 2009, we incurred agency fees of $821,615 and $1,070,425, respectively. For the six months ended December 31, 2010 and 2009, we incurred agency fees of $1,338,003 and $1,658,708, respectively.

8.	DIVIDENDS PAYABLE

The Company's wholly-owned subsidiary, Shanghai Baby Fox Fashion Co., Ltd. declared dividends on August 8, 2007 and December 10, 2007 in the amount of approximately $415,870 and $448,237, respectively, to Fengling Wang, its sole shareholder on record on the dates the dividends were declared.

9.	LONG-TERM DEBTS

Long-term debt consists of the following:

	December 31, 2010	June 30, 2010
Amount borrowed from our CEO, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	860,676	839,359
Amount borrowed from an unrelated party, bearing zero interest and due June 30, 2011, guaranteed by CTS	754,979	736,279
	2,425,815	2,385,798
Less: current portion	1,615,655	1,575,638
	$810,160	$810,160

Future annual principal payments of long-term debts are as follows:

Twelve months ended December 31

2011	$1,615,655
2012	-
2013	$810,160

The total interest expense for the three months ended December 31, 2010 and 2009 were $31,497 and $31,046, respectively and were $62,748 and $62,148 for the six months ended December 31, 2010 and 2009, respectively.

10.	INCOME TAXES

The Company's earnings from continuing operations before income taxes are as follows:

	For the three months ended December 31,
	2010	2009
Earnings from continuing operation before income taxes-China	855,239	(375,054)
Earnings from continuing operation before income taxes-US	(10,652)	(10,210)

	For the six months ended December 31,
	2010	2009
Earnings from continuing operation before income taxes-China	1,199,718	(1,102,815)
Earnings from continuing operation before income taxes-US	(91,749)	(20,420)

11.	INCOME TAXES (continued)

Deferred tax assets at December 31, 2010 and June 30, 2010 amounted to $-0- and $-0-, respectively, net of valuation allowance recorded. The tax effects of temporary differences that give rise to significant portions of deferred tax assets at December 31, 2010 and 2009 are as follows:

	As of	As of
	December 31, 2010	June 30, 2010
Bad debt allowance	$146,898	$235,815
Inventory provision	870,948	1,216,079
Net loss carried forward-China	467,119	258,644
Net loss carried forward-US	76,046	44,852
Total deferred tax assets	1,561,011	1,755,390
Valuation allowance	(1,561,011)	(1,755,390)
Net deferred tax assets	$-	$-

The Company's subsidiary is governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws, which are subject to tax at a rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax computed at the statutory rates to the total income tax for the three and six months ended December 31, 2010 and 2009 is as follows:

	For the three months ended December 31,
	2010	2009
Income tax expense (benefit) at federal statutory rate	287,160	(130,990)
Adjustment due to:
Foreign rate differential	(76,972)	33,755
Other	(199)	34,633
Usage of loss carried forward	(209,989)	-
Increase in valuation allowance	-	62,602
Income tax expense	-	-

	For the six months ended December 31,
	2010	2009
Income tax expense (benefit) at federal statutory rate	376,709	(381,900)
Adjustment due to:
Foreign rate differential	(107,975)	99,253
Other	(34,285)	86,641
Usage of loss carried forward	(234,449)	-
Increase in valuation allowance	-	196,006
Income tax expense	-	-

12.	EARNINGS PER SHARE

Basic and diluted income (loss) per share is computed as net income divided by the weighted-average number of common shares outstanding for the period.

Weighted-average number of shares are as follows:

	For the three months ended December 31,
	2010	2009
Weighted-average number of shares-basic and diluted	40,447,500	40,427,500

	For the six months ended December 31,
	2010	2009
Weighted-average number of shares-basic and diluted	40,439,130	40,427,500

On September 16, 2010, the Company issued 20,000 shares to The Crone Law Group for legal services valued at $70,000. The shares consisted of 10,000 shares for the firm's work on the S-1 and 10,000 shares for the reduced hourly rate offered for the firm's on-going work.

13.	COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under operating leases for their headquarters facilities, distribution center and certain stores located in malls. Aggregate minimum annual rentals under non-cancelable leases are as follows:

Fiscal year
2011	$855,643
2012	280,126
2013	8,946
2014	4,473
2015	-
Thereafter	-

Approximately 37% of our corporate stores in malls are required to pay minimum annual rents for the spaces leased plus additional rents calculated based on certain percentage of actual sales over minimum amount of sales required. The remaining stores do not have minimum annual rent requirement but are required to pay rents based on certain percentage of actual sales over minimum sales required. These leases can be terminated if performance does not meet certain predetermined levels stipulated by mall operators. Rental expense charged to operations aggregated $1,296,325 and $1,387,062 for the three months and $2,359,420 and $2,344,970 for the six months ended December 31, 2010 and 2009, respectively.

14.	RISKS AND UNCERTAINTIES

Lack of Business Insurance

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company's operations are in China, where business insurance is not readily available. If: (i) information is available before the Company's financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of December 31, 2010, the Company has not experienced such loss.

Concentration of Vendors and Customers

For the three months ended December 31, 2010 and 2009, the Company made 100% and 87% of its total purchase of merchandise from CTS, an affiliated company. For the six months ended December 31, 2010 and 2009, the Company purchased 100% and 91% of its merchandise from CTS. The balance of payables to CTS represented 95% and 95% of the Company's outstanding accounts payable at December 31, 2010 and June 30, 2010, respectively.

No single customer accounted for more than 10% for the total sales for the three and six months ended December 31, 2010 and 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Baby Fox International, Inc. ("Baby Fox") for the three and six months ended December 31, 2010 and 2009 should be read in conjunction with Baby Fox' consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this annual report. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Our Company

Baby Fox International Inc., a Nevada corporation organized on August 13, 2007, is a holding company whose primary business operations are conducted through our wholly-owned China subsidiary Shanghai Baby Fox Fashion Co., Ltd. (together "Baby Fox" or "the Company"). Shanghai Baby Fox Fashion Co., Ltd. ("Shanghai Baby Fox") was originally founded by our board director, Fengling Wang, under Chinese law in March of 2006. On September 20, 2007, we entered into an Equity Share Acquisition Agreement with Fengling Wang in which we purchased 100% of the equity shares of Shanghai Baby Fox in exchange for RMB 5.72 million (approximately US$806,608). The acquisition was consummated on November 26, 2007 when we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission.

Shanghai Baby Fox is a China-based specialty retailer, developer, and designer of fashionable, value-priced women's apparel and accessories. The company's products are aimed to target women aged 18 to 40 in China. It continuously updates its fashions and clothing designs to stay in sync with the latest fashions and trends in Korea, Japan, & Europe. Since the launch of its first retail mall store in July 2006, the brand has gained exposure in leading women's magazines and the company has 162 stores in over 30 cities as of December 31, 2010.

Listing on the OTC Bulletin Board

On August 6, 2010, the Company's S-1/A was approved by SEC. On October 6, 2010, the Company's common stock was approved by FINRA for trading on the OTC Bulletin Board under the ticker symbol "BBYF.OB", which was subsequently changed to "BBFX.OB" on October 29, 2010.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Continued growth of Chinese women's apparel industry. While China has one of the most promising apparel markets in the world, ladies' wear remains the largest sub-sector of this market. According to surveys conducted by China National Commercial Information Center (CNCIC) to over 260 major department stores across China, ladies' wear continued to be the largest contributor to total apparel sales. Ladies' wear accounted for 27.4% in first half of 2009 and 28.5% in 2008 (the most recent available data from Li & Fung Research Center's research report "Latest Developments of China's Apparel Market," (Issue Number 15 in December 2009). We believe our strong knowledge of local markets, media contacts and brand image we have built, and award winning design experience give the organization significant competitive advantages in this rapidly growing market.

Experienced management and design team. Women in China have become increasingly selective in their choice of clothing and the Chinese fashion industry is trending towards shorter product life cycles and better designs and development. The ability to respond to instantaneous fashion trends is a key attribute to the success of an apparel company. Baby Fox is at the forefront of trends by having an experienced management and designer team to launch a garment from design to production, and finally to distribution in just weeks. The Company brings together a complimentary mix of industry expertise, management know-how, and product innovation. Collectively, the management team has strong fashion design, operations, and apparel sales experience. Through the Company's extensive relationships with leading fashion magazines, apparel manufacturers, and related industry leaders, the Company also has access to a large pool of experienced managers and knowledgeable advisors.

Store expansion plan. The Company has 162 corporate and non-corporate stores in over 30 cities as of December 31, 2010. Corporate stores are primarily opened in major metropolitan areas and non-corporate or "licensed" stores are mostly established in suburban communities. We plan to continue growing retail store locations over next few years but due to liquidity constraint, we will be more focused on location selections. We will also increase our efforts to improve sales at current stores and remove non-performing store locations in a timely fashion.

While Baby Fox could rapidly scale non-corporate stores with minimal capital requirement, management's preference is to expand via corporate owned stores in major cities and use licensed non-corporate stores in the 2nd and 3rd tier cities. The economics of this strategy help the Company better manage overall cash flow and inventory levels and rapidly scale the business in a measured manner. By covering greater geographical regions, the store expansion plan will increase our sales and add to the reach of our brand image.

PRC Taxation

Our subsidiary Shanghai Baby Fox is governed by the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises ("FIE") and Foreign Enterprises and various local income tax laws (the Income Tax Laws), which is 25%.

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	For the three months ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Total sales	$6,765,134	$7,509,641
Cost of goods sold	3,003,546	3,818,038

Gross profit	3,761,588	3,691,603

Selling, general and administrative expenses	2,887,635	4,045,821

Income (loss) before provision for income taxes	844,587	(385,264)
Income taxes	-	-

Net income (loss)	$844,587	$(385,264)

	For the six months ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Total sales	$12,020,072	$12,869,080
Cost of goods sold	4,970,030	7,365,503

Gross profit	7,050,042	5,503,577

Selling, general and administrative expenses	5,888,187	6,564,664

Income (loss) before provision for income taxes	1,107,969	(1,123,235)
Income taxes	-	-

Net income (loss)	$1,107,969	$(1,123,235)

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	For the three months ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Total sales	100.0%	100.0%
Cost of goods sold	44.4%	50.8%

Gross profit	55.6%	49.2%

Selling, general and administrative expenses	42.7%	53.9%

Income (loss) before provision for income taxes	12.5%	-5.1%
Income taxes	0.0%	0.0%

Net income (loss)	12.5%	-5.1%

	For the six months ended December 31,
	2010	2009
	(unaudited)	(unaudited)
Total sales	100.0%	100.0%
Cost of goods sold	41.3%	57.2%

Gross profit	58.7%	42.8%

Selling, general and administrative expenses	49.0%	51.0%

Income (loss) before provision for income taxes	9.2%	-8.7%
Income taxes	0.0%	0.0%

Net income (loss)	9.2%	-8.7%

Comparison of Three Months and Six Months ended December 31, 2010

Starting from the beginning of FY2010, the Company has adjusted its strategy to slow down the new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores. The Company has also established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at a 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure would ensure that most, if not all of the inventory can be digested within 24 months after production. Also based on the Class A and B stores system formally adopted in fiscal 2009 to better match price and product demand by different target market segments, a Class A store that does not meet our sales expectation will first be downgraded to Class B store which are being used to provide discounted merchandise that did not sell well during the season at Class A stores. When the lease with the mall operator expires, we will evaluate again and if a Class B store's sales performance still doesn't improve, we will close the store instead of renewing the lease.

Sales. Our sales are generated from sales of products to end customers in our corporate stores and sales to non-corporate store owners. For the three months ended December 31, 2010 and 2009, the Company generated revenues of $6,765,134 and $7,509,641, respectively, reflecting a decrease of 9.9% . Excluding exchange rate effect, sales at corporate stores decreased 9.7% while sales to non-corporate stores declined 37.3% . The decline in sales is mainly due to the stock replenishment issue as a result of a nation-wide restriction on power supply to achieve the energy saving and emission reduction target for the Chinese government's "11th Five-Year Plan". The restriction led to raw material replenishment issues for CTS, the company's major supplier and impacted the replenishment of goods for both corporate and non-corporate stores. In addition, a change in one of the major sales periods, the Mid-Autumn Festival, from October in 2009 to September in 2010 resulted in a shift of the revenue period from the second quarter to the first quarter in 2010, and also contributed to the sales decline for the three months ended December 31, 2010 as compared to the same period last year. A reduced number of non-corporate stores also contributed to the decline in non-corporate store sales. For the three months ended December 31, 2010, sales at corporate stores contributed 94.0% of total sales, while sales to non-corporate stores contributed 6.0%, compared to 91.6% and 8.4%, respectively, in fiscal year 2010.

For the six months ended December 31, 2010 and 2009, the Company generated revenues of $12,020,072 and $12,869,080, respectively, reflecting a decrease of 6.6% . Excluding exchange rate effect, sales at corporate stores decreased 2.8% while sales to non-corporate stores declined 47.9% . Besides the stock replenishment issue as a result of a nation-wide restriction on power supply affecting both corporate and non-corporate store sales, a reduced number of non-corporate stores further contributed to the decline in non-corporate store sales. For the six months ended December 31, 2010, sales at corporate stores contributed 93.2% of total sales, while sales to non-corporate stores contributed 6.8%, compared to 88.0% and 12.0%, respectively, in fiscal year 2010.

The following table shows changes in our sales at existing stores, changes in sales due to stores opened during the three and six months ended December 31, 2010 and 2009, and the effect of change in rate used for the currency conversion in three and six months ended December 31, 2010 and 2009:

	Three months ended December 31			Six months ended December 31
		Corporate	Non-Corporate		Corporate	Non-Corporate
	Total Sales	Stores	Stores	Total Sales	Stores	Stores
Change in sales at existing stores	(1,377,657)	(1,114,567)	(263,090)	(1,602,698)	(828,909)	(773,789)
Sales at new stores opened in FY2011	456,097	435,212	20,885	517,197	496,312	20,885
Effect of currency conversion	177,053	158,827	18,226	236,493	208,125	28,368
Total increase (decrease) in sales	(744,507)	(520,528)	(223,979)	(849,008)	(124,472)	(724,536)

Comparable Store Sales. The percentage change in comparable store sales by stores type for the three and six months ended December 31, 2010 as compared to 2009 is as follows:

	Three months ended	Six months ended
	December 31	December 31
Corporate stores	-23%	-17%
Non-corporate stores	16%	-13%

A store is included in comparable store sales ("Comp") when it has been open for at least 12 months and the square footage has not changed by 15 percent or more within the past year. A store is included in Comp on the first day it has comparable prior year sales. Stores in which square footage has changed by 15 percent or more as a result of a remodel, expansion, or reduction are excluded from Comp until the first day they have comparable prior year sales. Current year foreign exchange rates are applied to both current year and prior year Comp store sales to achieve a consistent basis for comparison.

A store is considered non-comparable ("Non-comp") when it has been open for less than 12 months or it has changed its square footage by 15 percent or more within the past year. Non-store sales such as online revenues are also considered Non-comp.

A store is considered "Closed" if it is temporarily closed for 15 or more full consecutive days or is permanently closed. When a temporarily closed store reopens, the store will be placed in the Comp/Non-comp status it was in prior to its closure. If a store was in Closed status for 15 or more days in the prior year then the store will be in Non-comp status for the same days in the following year.

Sales per average square foot is as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
Sales per average square foot (1)	$37	$41	$66	$65

(1) Sales per average square foot is calculated based on the total sales divided by the average total store area of stores in existence throughout the period.

Store count, openings and closings for our stores are as follows:

	Three months ended 31 December, 2010			Three months ended 31 December, 2009
	Corporate	Non-corporate		Corporate	Non-corporate
	Stores	Stores	Total	Stores	Stores	Total
Number of stores as of October 1	126	32	158	126	50	176
Number of stores opened	14	1	15	20	3	23
Number of stores closed	6	5	11	12	13	25
Number of stores as of December 31	134	28	162	134	40	174

	Six months ended 31 December, 2010			Six months ended 31 December, 2009
	Corporate	Non-corporate		Corporate	Non-corporate
	Stores	Stores	Total	Stores	Stores	Total
Number of stores as of July 1	131	34	165	127	53	180
Number of stores opened	23	2	25	34	10	44
Number of stores closed	20	8	28	27	23	50
Number of stores as of December 31	134	28	162	134	40	174

Cost of Goods Sold and Gross Margin

Cost of goods sold was $3,003,546 for the three months ended December 31, 2010 as compared to $3,818,038 for the same period in FY2010, a decrease of 21.3% while the gross margin increased from 49.2% to 55.6% . Excluding exchange rate effect, cost of goods sold at corporate stores declined 28.3%, more than the decrease in sales at corporate stores mainly because of a reversal of $1,119,656 inventory markdown in FY2011 as compared to an increase of $2,258 in inventory reserve in FY2010 due to better inventory management and liquidation of prior year products. As a result, the gross margin for corporate store sales increased by 7.0% . Excluding exchange rate effect, cost of goods sold to non-corporate stores decreased 28.3% as compared to the three months ended December 31, 2009, which is less than the decline in non-corporate store sales due to higher discount offered to non-corporate store owners as a result of the stock replenishment issue. The gross margin from sales at non-corporate stores decreased by 9.6% as compared to the gross margin for the same period in FY2010.

Cost of goods sold was $4,970,030 for the six months ended December 31, 2010 as compared to $7,365,503 for the same period in FY2010, a decrease of 32.5% while the gross margin increased from 42.8% to 58.7% . Excluding exchange rate effect, cost of goods sold at corporate stores declined 31.6%, more than the decrease in sales at corporate stores mainly because of a reversal of $1,485,204 in inventory markdown in FY2011 as compared to an increase of $276,046 in inventory reserve in FY2010 due to better inventory management and liquidation of prior year products. As a result, the gross margin for corporate store sales increased by 16.4% . Excluding exchange rate effect, cost of goods sold to non-corporate stores decreased 46.2% as compared to the six months ended December 31, 2009, which is in line with the decline in non-corporate store sales. The gross margin from sales at non-corporate stores decreased by 2.3% as compared to the gross margin for the same period in FY2010.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist of store rent, agency fees, maintenance and new store opening expenses, freight, advertising and marketing costs, office rent and expenses, costs associated with store staff and support personnel who manage our business activities, and professional and legal fees paid to third parties.

For the three months ended December 31, 2010, the Company incurred selling, general and administrative expenses of $2,887,635, a decrease of 28.6% as compared to $4,045,821 for FY2010.

Our general and administrative expenses decreased 238.7% as compared to last year mainly because of a reduction in bad debt allowance as a result of better accounts receivable management. The Company in general has arranged 60-day collection terms with shopping malls if not otherwise specified. Despite most of our accounts receivable balances being current (within 60 days), 11.7% of accounts receivable balances were aged more than 90 days at December 31, 2010, a decline from 26.0% at June 30, 2010. The Company provided full allowance balances aged more than 90 days except for those that are subsequently collected. For the three months ended December 31, 2010, the Company reversed allowance of $466,181 compared to $-0- for the same period last year. The balance of bad debt allowance was $587,591 and $921,203 on December 31, 2010 and 2009, representing 10.9% and 24.3% of the total accounts receivable balance, respectively.

We incurred selling expenses of $3,163,031 for the three months ended December 31, 2010, a decrease of 17.8% as compared to $3,847,214 for the three months ended December 31, 2009. Of all the selling expenses, store rent in the amount of $1,296,325 constituted 41.0% and decreased by 6.5% compared to the same period of last year due to a decrease in corporate store sales. Agency fees constituted 26.0% of total selling expenses for the three months ended December 31, 2010 and decreased by 23.2% when compared to the same period in 2009 mainly due to the change to exclude the store rent from the sales basis to calculate agency fees. A decrease in corporate store sales also contributed to the decline of agency fees. Salaries and benefits, which constituted 12.2% of total selling expenses for the three months ended December 31, 2010, decreased by 1.8% as compared to the same period in 2009 due to temporary reduction of store assistants as a result of the replenishment issues and decline in corporate store sales. Other selling expenses constituted 20.8% of total selling expenses, of which $271,030 was spent on store charges and promotion and $155,695 was spent on new store opening / build-out and existing stores' maintenance / decoration. The rest of other selling expenses included utilities, phone, supplies and mall maintenance charges for opened stores.

For the six months ended December 31, 2010, the Company incurred selling, general and administrative expenses of $5,888,187, a decrease of 10.3% as compared to $6,564,664 for FY2010.

Our general and administrative expenses decreased 40.1% as compared to last year mainly because of a reversal of bad debt allowance as a result of better accounts receivable management. For the six months ended December 31, 2010, the Company reduced such allowance by $352,532 versus $-0- for the same period last year. For the six months ended December 31, 2010, the Company incurred $83,304 bad debt as a result of closing three non-corporate stores. The Company was founded not long ago and has a short operation history. In view of the rapid expansion of our business since inception, we believe that we have been conservative in providing sufficient allowance for ageing accounts receivable balances.

We incurred selling expenses of $5,698,780 for the six months ended December 31, 2010, a decrease of 8.8% as compared to $6,248,618 for the six months ended December 31, 2009. Of all the selling expenses, store rent in the amount of $2,359,420 constituted 41.4% and decreased by 0.6% compared to the same period of last year in line with the change in corporate store sales. Agency fees constituted 23.5% of total selling expenses for the six months ended December 31, 2010 and decreased by 19.3% when compared to the same period in 2009 mainly due to the change to exclude the store rent from the sales basis to calculate agency fees. Salaries and benefits, which constituted 12.9% of total selling expenses for the six months ended December 31, 2010, increased by 7.0% as compared to the same period in 2009 due to increase in store assistants and staff compensation in the first quarter of FY2011 offset by a temporary reduction of store assistants in the second quarter of FY2011 as a result of the replenishment issues and decline in corporate store sales. Other selling expenses in the six months ended December 31, 2010 constituted 22.2% of total selling expenses, of which $510,975 was spent on store charges and promotion and $307,669 was spent on new store opening / build-out and existing stores' maintenance / decoration. The rest of other selling expenses included utilities, phone, supplies and mall maintenance charges for opened stores.

Other Expenses

We had the same interest-bearing loans for the three and six months ended December 31, 2010 and 2009. Interest expense amounted to $31,497 and $31,046, respectively for the three months ended December 31, 2010 and 2009 and $62,748 and 62,148 for the six months ended December 31, 2010 and 2009, respectively.

Provision for Income Taxes

The Company recognized $-0- current income tax expense due to the loss carried forward, which offset the income before tax for the three and six months ended December 31, 2010. $-0- current income tax expense was also recognized for the same periods in 2009 as a result of net loss. Income tax expense for the three and six months ended December 31, 2010 and 2009 was also $-0-because of the valuation allowance the Company set up for deferred tax assets.

Net Income

As a result of the foregoing, the Company had a net income of $844,587 as compared to a net loss of $385,264 for the three months ended December 31, 2010 and 2009, respectively. We had a net income of $1,107,969 and a net loss of $1,123,235 for the six months ended December 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

As of December 31, 2010, we had cash and cash equivalents of $274,375 and the Company's current liabilities exceeded its current assets by $5,452,235 and the Company's total liabilities exceeded its total assets by $5,998,681. Our auditor has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010.

The following table provides detailed information about our net cash flows for the financial statement periods presented in this annual report:

Cash Flow	For the six months ended December 31,
	2010	2009
Net cash used in operating activities	(2,582,107)	(3,352,513)
Net cash used in investing activities	(10,082)	(10,083)
Net cash provided by financing activities	2,680,844	3,310,230
Effect of foreign currency translation on cash and cash	5,244	(111)
Net decrease in cash and cash equivalent	93,899	(52,477)

Our principal demands for liquidity are for expansion and opening new stores, working capital and general corporate purposes.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $2,582,107 for the six months ended December 31, 2010 as compared to $3,352,513 for the six months ended December 31, 2009. The decrease in net cash used in operating activities was primarily due to the settlement of accounts payable to third party suppliers of $1,745,278 for the six months ended December 31, 2009 as we gradually shifted most of the purchases from third party suppliers to CTS, a related party supplier. For the six months ended December 31, 2010, the balance of accounts payable to third party suppliers increased by $181,584. The difference was partially offset by an increase in the inventory balance by $1,581,757 for the six months ended December 31, 2010 versus $461,930 for the same period in 2009 as a result of delay of receipt of merchandise delivery from suppliers towards the year-end as a result of a nation-wide restriction on power supply to achieve the energy saving and emission reduction target for the Chinese government's "11th Five-Year Plan".

Our accounts receivable increased from $3,784,745 at June 30, 2010 to $5,384,394 at December 31, 2010 mainly due to business expansion and sales increases during major sales seasons in October and December due to the National Day, Christmas and New Year holidays. Sales increases contributed to the larger amount of outstanding accounts receivable to be collected from shopping malls, with which we generally have established 60-day collection terms. The Company has put in place a very rigorous review process of outstanding accounts receivable balances. At December 31, 2010, we had $758,133 in accounts receivable aged in excess of 60 days, among which $632,508 was aged over 90 days, compared to $1,204,393 in excess of 60 days including $985,067 over 90 days at June 30, 2010. Full allowance has been provided for the balance over 90 days and not subsequently collected. As a result, allowance for doubtful accounts decreased from $921,203 as of June 30, 2010 to $587,591 as of December 31, 2010 due to a decrease in balances aged over 90 days. Considering that the accounts receivable balances aged between 60 days and 90 days at December 31, 2010 was not material, and was subsequently settled, no bad debt allowance was provided with respect to such balances. For the six months ended December 31, 2010, the Company incurred $83,304 bad debt as a result of closing of three non-corporate stores. We believe that we have been conservative and have provided sufficient allowance for ageing accounts receivable balances.

Net Cash Used in Investing Activities. Net cash used in investing activities was $10,082 and $10,083 for the six months ended December 31, 2010 and 2009, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $2,680,844 and $3,310,230 for the six months ended December 31, 2010 and 2009, respectively. The decrease mainly represented the loan of RMB5,000,000 we borrowed on July 22, 2009.

We believe that we can satisfy our cash requirements during the next 12 months through reduction of expenses associated with retail store openings, better management of our inventory and realization of our accounts receivables. We have experienced rapid growth in both sales and store numbers since 2008. The Company has adjusted its strategy to slow down the new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores in the fiscal year 2010, which is expected to continue in fiscal year 2011. The Company has successfully established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at a 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure is meant to ensure that most, if not all, of the inventory can be digested within 24 months after production. In addition, warehouse sales scheduled in the next twelve months are expected to generate revenue of about $1.5 million. Sales from Class A and Class B stores are expected to be around $23 million in the next twelve months. We believe that cash generated from the stores and warehouse sales in the next twelve months will be sufficient to cover payment for inventory purchases and selling, general and administrative expenses of around $21 million. Concurrent with the establishment of a tiered inventory digesting structure to increase sales and liquidate the inventory in a timely fashion, the Company is also striving to encourage cash purchases from non-corporate store owners, settle long-aged account balances and maintain the realization of new accounts receivable from shopping malls within 60 days.

Our accounts payable are mainly due to our related party with whom we have negotiated and have established a favorable six-month payment term with an additional extension if the payment would materially impact the Company's liquidity profile. This policy should effectively prevent further deterioration of the Company's cash position.

The Company has successfully amended its loans due in June, 2010 and January, 2011 and extended the term with the lenders to June, 2011, respectively. Those loans are borrowed externally from third parties.

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

Loan Facilities

At December 31, 2010, we had $810,160 in long-term debts. The long-term debts consisted of the following:

	December 31, 2010	June 30, 2010
Amount borrowed from our CEO, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	860,676	839,359
Amount borrowed from an unrelated party, bearing zero interest and due June 30, 2011, guaranteed by CTS	754,979	736,279
	2,425,815	2,385,798
Less: current portion	1,615,655	1,575,638
	$810,160	$810,160

Future annual  principal payments of long-term debts are as follows:

Twelve months ended December 31

2011	$1,615,655
2012	-
2013	$810,160

Interest expense amounted to $31,497 and $31,046, respectively for the three months ended December 31, 2010 and 2009 and $62,748 and 62,148 for the six months ended December 31, 2010 and 2009, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of December 31, 2010:

		Payment due in year ended June 30,
	Total	2011	2012	2013	Thereafter
Long term debt obligations (including current portion)	$2,425,815	$1,615,655	$-	$810,160	$-
Operating lease obligations	1,149,188	855,643	280,126	8,946	4,473
Purchase obligations	-	-	-	-	-
Total	$3,575,003	$2,471,298	$280,126	$819,106	$4,473

Seasonality

Since we are in the fashion clothing retail industry, store traffic is usually heavier during the calendar year end's shopping season and various public holidays in China throughout the year, especially the Chinese spring festival which usually falls in February, the Labor Day holidays around May 1st and National Day holidays during the week around October 1st.

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

Revenue Recognition and Return Policy. Our revenues are generated from sales at our company-owned retail stores and from sales of merchandise to licensed non-corporate owned stores. Revenues from sales at company owned retail stores are recognized when the ultimate customer purchases the merchandise in the store and pays for it at the cash register. Customers have the right to return merchandise for credit, exchange or refunds according to department stores' policy for up to fourteen days after purchase. The return policy is set by corporate headquarters and consistent among all our corporate stores. Period allowed for return is short (two weeks) and based on historical experience, actual returns by end consumers have been rare and immaterial across all retail stores. Management will keep monitoring returns by end consumers at our corporate stores as we open more stores each period.

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured. According to the contract, non-corporate stores have the right to return defective merchandise within ten days of receipt. Return of unsold merchandise for current style is determined by our headquarters and full cooperation from non-corporate stores is required. Reserves are established to reflect actual and anticipated returns of defective and unsold merchandise based on historical information. Currently we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period. Since fashion clothing is trending towards shorter product life cycles and the return period we allow for non-corporate stores is relatively long, current reserves already take into the effect of introducing new products on expected return of previous products. The return reserve based on this percentage of sales has been consistent with actual returns in our operating history. As we continue to open more non-corporate stores, we will closely monitor returns for existing and new stores and adjust reserve for returns if necessary. We do not offer early payment discounts, incentive discounts based on volume or credit for products that do not sell well at non-corporate stores. Shipping and handling of merchandise sold to non-corporate stores is not separately billed to customers or paid directly by the customer.

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

Inventories. Inventories, consisting of finished goods and accessories, are valued at the lower of cost as determined by the average cost or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Due to the high style nature of the Company's merchandise, slow moving, out of season and broken style merchandise is sometimes sold at warehouse sales below cost. Reserves are created to reduce the carrying value of these items to market value.

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

The company maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. The percentages were 26% and 42% of ending inventory levels as of December 31, 2010 and June 30, 2010, respectively, based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

Off Balance Sheet Treatment for Store Opening and Rent Expenses

Because mall operators can terminate our leases any time and have no obligation for renewal of our leases, we did not capitalize our leasehold improvements and store fixtures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Huang and Ms. Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Huang and Ms. Chen concluded that as of December 31, 2010, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There has been no material change in the Company's risk factors as previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on September 28, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

BABY FOX INTERNATIONAL, INC.

Date: February 14, 2011	By: /s/ Jieming Huang
Jieming Huang
Chief Executive Officer
Principal Executive Officer

Dated: February 14, 2011	By: /s/ Ping Chen
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