Form 10-Q
period 2011-03-31
Baby Fox International, Inc.
filed 2011-05-23
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ____________

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

Yes [  ]      No [X]

Number of shares of common stock outstanding as of May 2, 2011: 40,447,500

FORWARD LOOKING STATEMENTS

Information included or incorporated by reference in this quarterly report may contain forward-looking statements. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This quarterly report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our plans for growth, (c) our relationship with our key manufacturers, (d) the regulation to which we are subject, (e) anticipated trends in our industry and (f) our needs for working capital. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as in this quarterly report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our prior annual report and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in the quarterly report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED )

	March 31,	June 30,
	2011	2010

ASSETS
CURRENT ASSETS:
Cash	$82,056	$180,476
Accounts receivable, net	3,465,270	2,863,542
Inventory, net	8,803,917	6,808,309
Prepaid expenses and other current assets	333,158	158,536

TOTAL CURRENT ASSETS	12,684,401	10,010,863

Property and equipment, net	50,205	51,037
Deposits	208,204	207,101

TOTAL ASSETS	$12,942,810	$10,269,001

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - trade	$615,732	$515,298
Advances from affiliated company	12,508,424	9,510,853
Deposits payable and customer advances	1,635,019	1,263,502
Accrued expenses and other current liabilities	2,727,268	2,751,220
Short-term loan	1,067,659	-
Loans payable - officer and stockholder	43,469	35,341
Current portion of long-term debt	762,614	1,575,638
Dividends payable	872,845	842,704

TOTAL CURRENT LIABILITIES	20,233,030	16,494,556

LONG-TERM DEBT	810,160	810,160

TOTAL LIABILITIES	21,043,190	17,304,716

STOCKHOLDERS' DEFICIT
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 40,447,500 and 40,427,500 shares issued and outstanding as of March 31, 2011 and June 30, 2010, respectively	40,447	40,427
Additional paid-in capital	69,980	-
Accumulated deficit	(7,995,522)	(7,095,053)
Accumulated other comprehensive income (loss)	(215,285)	18,911

TOTAL STOCKHOLDERS' DEFICIT	(8,100,380)	(7,035,715)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,942,810	$10,269,001

See accompanying notes to unaudited consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	FOR THREE MONTHS ENDED		FOR NINE MONTHS ENDED
	MARCH 31,		MARCH 31,
	2011	2010	2011	2010

SALES
Corporate stores	$6,219,065	$6,475,430	$17,419,990	$17,800,827
Non-corporate stores	203,990	609,812	1,023,137	2,153,495
TOTAL SALES	6,423,055	7,085,242	18,443,127	19,954,322

COST OF GOODS SOLD
Corporate stores	3,897,450	2,399,152	8,278,021	8,689,067
Non-corporate stores	231,547	322,855	821,006	1,398,443
TOTAL COST OF GOODS SOLD	4,128,997	2,722,007	9,099,027	10,087,510

GROSS PROFIT	2,294,058	4,363,235	9,344,100	9,866,812

OPERATING EXPENSES:
Selling expenses	2,603,276	3,030,093	8,302,056	9,064,223
General & administrative expenses	1,662,563	486,279	1,851,970	802,325
TOTAL OPERATING EXPENSES	4,265,839	3,516,372	10,154,026	9,866,548

INCOME (LOSS) FROM OPERATIONS	(1,971,781)	846,863	(809,926)	264

Other income (expense)	(1,021)	-	7,841	-
Interest expense	(23,949)	(30,861)	(86,697)	(93,009)

TOTAL OTHER EXPENSE	(24,970)	(30,861)	(78,856)	(93,009)

INCOME (LOSS) BEFORE TAXES	(1,996,751)	816,002	(888,782)	(92,745)

INCOME TAX PROVISION	11,687	-	11,687	-

NET INCOME (LOSS)	$(2,008,438)	$816,002	$(900,469)	$(92,745)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation gain (loss)	(93,261)	(1,319)	(234,196)	278

COMPREHENSIVE INCOME (LOSS)	$(2,101,699)	$814,683	$(1,134,665)	$(92,467)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	(0.05)	0.02	(0.02)	(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	40,447,500	40,427,500	40,441,900	40,427,500

See accompanying notes to unaudited consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(UNAUDITED)

							ACCUMULATED
							OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	Shares	Amount	Shares	Amount	PAID-IN CAPITAL	DEFICIT	INCOME	DEFICIT
BALANCE- June 30, 2010	-	$-	40,427,500	$40,427	$-	$(7,095,053)	$18,911	$(7,035,715)

Common stock issued for legal services			20,000	20	69,980			70,000

Net loss					-	(900,469)		(900,469)

Foreign currency translation adjustment							(234,196)	(234,196)

BALANCE- March 31, 2011	-	$-	40,447,500	$40,447	$69,980	$(7,995,522)	$(215,285)	$(8,100,380)

See accompanying notes to unaudited consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED MARCH 31,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(900,469)	$(92,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	13,567	11,799
Bad debt expense	1,182,867	-
Accrual (Reversal) of inventory reserve	(465,013)	1,012,822
(Decrease) increase of valuation allowance on deferred tax assets	265,894	(36,633)
Common stock issued for legal services	70,000	-
Change in operating assets and liabilities:
Accounts receivable	(1,673,403)	(1,302,017)
Inventory	(1,256,302)	(112,730)
Advance to vendors	-	(2,360)
Prepaid expenses and other current assets	(165,983)	132,053
Deposits	6,193	(96,716)
Deferred tax	(265,894)	36,633
Accounts payable-trade	80,563	(2,081,497)
Accrued expenses, taxes and other current liabilities	(116,309)	1,512,050
Deposits payable and customer advances	320,593	112,196

NET CASH USED IN OPERATING ACTIVITIES	(2,903,696)	(907,145)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(10,956)	(10,085)

NET CASH USED IN INVESTING ACTIVITIES	(10,956)	(10,085)

FINANCING ACTIVITIES:
Advances from affiliated company	2,610,712	120,039
Proceeds of stockholder loan	6,743	9,468
Proceeds from short-term loan	1,048,901	-
Proceeds from long-term debt	-	732,161
Repayment of long-term debt	(854,105)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,812,251	861,668

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	3,981	(38)

INCREASE ( DECREASE ) IN CASH	(98,420)	(55,600)

CASH - BEGINNING OF THE PERIOD	180,476	312,397

CASH - END OF THE PERIOD	$82,056	$256,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income tax paid	$11,687	$15,210
Interest expense paid	$236,967	$-

See accompanying notes to unaudited consolidated financial statements

BABY FOX INTERNATIONAL, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. BUSINESS DESCRIPTION AND BASIS OF PRESENTATION

Business description

Baby Fox International, Inc. (the “Company”), through its wholly-owned subsidiary Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”), is a specialty retailer, developer and designer of fashionable, value-priced women’s apparel and accessories. The Company primarily sells merchandise through its corporate-owned stores located within upscale shopping malls across China. The mall operator collects the proceeds of sales from customers and remits the proceeds, net of rent and other charges, to the Company.

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

In the opinion of management, the Company’s unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated results of operations, financial position and cash flows as of and for the periods present. Operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. The Company did not have any material transaction gain or loss for the three months and nine months ended March 31, 2011 and 2010.

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

Revenues from sales at company-owned retail stores are recognized when the ultimate customer purchases the merchandise in the store and pays for it at the cash register. Customers have the right to return merchandise for credit, exchange or refunds for up to fourteen days after purchase. The return policy is set by corporate headquarters and consistent among all our corporate stores. The period allowed for return is short (two weeks) and based on historical experience, actual returns by end consumers have been rare and immaterial across all retail stores. Management will keep monitoring returns by end consumers at our corporate stores as we open more stores each period.

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, and no other significant obligations of the Company exist and collectability is reasonably assured. According to the contract, non-corporate stores have the right to return defective merchandise within ten days of receipt. Return of unsold merchandise for current style is determined by our headquarters and full cooperation from non-corporate stores is required. Reserves are established to reflect actual and anticipated losses resulting from the returns of defective and unsold merchandise based on historical information. Currently, we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period. Since fashion clothing is trending towards a shorter product life cycles and the return period we allow for non-corporate stores is relatively long, the current reserve already takes into account the effect of introducing new products on expected returns of previous products. The return reserve based on this percentage of sales has been consistent with actual returns in our operating history. The balances of the return reserve as of March 31, 2011 and 2010 were $19,015 and $121,799, respectively. We will closely monitor returns for existing and new stores and adjust reserve for returns if necessary. We do not offer early payment discounts, incentive discounts based on volume or credit for products that do not sell well at non-corporate stores.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition and return policy (continued)

Shipping and handling of merchandise sold to non-corporate stores is included in revenue and not separately billed to customers or paid directly by the customer.

Cost of goods sold

Cost of goods sold includes the cost of merchandise sold and related costs including purchasing, receiving, warehousing and related costs.

Advertising expense

Advertising expense is charged to operations as incurred and totaled approximately $-0- and $16,434 for the three months ended March 31, 2011 and 2010 and $-0- and $38,513 for the nine months ended March 31, 2011 and 2010, respectively.

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

The Company maintains cash with financial institutions in the People’s Republic of China (“PRC”) which are not insured or otherwise protected. Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable consist of amounts due from mall operators which are generally received within sixty days and amounts due from sales to non-corporate stores. The risk of credit loss in the Company’s trade receivables is substantially mitigated by the Company’s credit evaluation process, short collection terms from mall operators and deposits required from non-corporate store operators. Allowances for potential credit losses are determined based on historical experience and current evaluation of the composition of accounts receivable. Historically, credit losses have been within management’s expectations. On March 31, 2011 and June 30, 2010, the balances of bad debt allowance represented 38% and 24%, respectively, of the outstanding accounts receivable balances.

Inventories

Inventories, consisting of finished goods and accessories, are valued at the lower of cost, as determined by the average cost, or market. Cost includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition. Due to the high style nature of the Company’s merchandise, slow moving, out of season and broken style merchandise is sold to discount stores substantially below cost. Reserves are recorded to reduce the carrying value of these items to market value and as additional cost of sales.

The Company maintains a perpetual inventory and sales report by store location. This is updated daily based upon shipping and sales reports. A weekly review is made by the merchandising group and management to identify slow moving merchandise. Merchandise, which is slow moving during the first month at a store is reported to the head office, and is sometimes moved to other stores, due to varying style demand in the diverse markets in China. Unsold merchandise is then marked down, and if not sold within 90 days of receipt, it is shipped back to the warehouse. The company then has periodic discount warehouse sales and uses certain liquidators.

The Company values inventory at the lower of cost or market, and maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. The percentage of inventory reserved was 34% and 42% of ending inventory level as of March 31, 2011 and June 30, 2010, respectively, based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The Company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided in amounts sufficient to amortize the cost of the related assets less the estimated residual value over their useful lives using the straight line method for financial reporting purposes. Total depreciation for the nine months ended March 31, 2011 and 2010 were $13,567 and $11,799, respectively. The useful life and estimated residual value are as follows:

Office equipment
Useful life	5 years
Residual value	5%

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In February 2010, FASB issued new standards in ASC 855, Subsequent Events. This amendment removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of GAAP. All of the amendments are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The adoption of this amendment did not have a material impact on its consolidated financial statements.

Subsequent events

The Company evaluated events subsequent to March 31, 2011 through the date the financial statements were issued and no items required additional disclosure.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company has an accumulated deficit of $8,100,380, and a net loss for the three-month and nine-month periods ended March 31, 2011 of $2,008,438 and $900,469, respectively. Also as of March 31, 2011, the Company’s current liabilities exceeded its current assets by $7,548,629 and the Company’s total liabilities exceeded its total assets by $8,100,380. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital and implement its business plan. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

4. ACCOUNTS RECEIVABLE

	As of	As of
	March 31, 2011	June 30, 2010
Accounts receivable	$5,623,441	$3,784,745
Less: bad debt allowance	(2,158,171)	(921,203)
Accounts receivable, net	$3,465,270	$2,863,542

5. INVENTORIES

	As of	As of
	March 31, 2011	June 30, 2010
Inventories	$13,368,883	$11,672,624
Less: reserve for inventory markdown	(4,564,966)	(4,864,315)
Inventories, net	$8,803,917	$6,808,309

6. PREPAID EXPENSES AND OTHER CURRENT ASSETS

	As of	As of
	March 31, 2011	June 30, 2010
Employee advances	$3,813	$3,682
Prepaid expenses	329,345	154,854
Total	$333,158	$158,536

7. RELATED PARTY TRANSACTIONS

The Company purchased 100% of its merchandise for the three and nine months ended March 31, 2011 from Changzhou CTS Fashion Co., Ltd. (“CTS”) which is owned by the majority shareholder and Chief Executive Officer (“CEO”) of the Company. Total purchases from CTS amounted to $4,241,219 and $2,125,464 for the three months and $15,793,770 and $8,852,195 for the nine months ended March 31, 2011 and 2010, respectively.

Total advances payable to CTS as of March 31, 2011 and June 30, 2010 were $12,508,424 and $9,510,853, respectively. These payables do not bear interest and are due upon demand during the normal course of business operations.

The Company also rents warehouse and office space from CTS and one of its board directors, Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $8,701 and $2,270 for the three months and $25,848 and $6,743 for the nine months ended March 31, 2011, and $8,423 and $2,197 for the three months and $25,260 and $6,589 for the nine months ended March 31, 2010.

On February 18, 2008, the Company entered into a loan agreement with its CEO, Jieming Huang, pursuant to which, the Company borrowed $810,160 from Mr. Jieming Huang. The loan agreement is subject to a five-year term with five percent (5%) annual interest payable in arrears with payment due at maturity.

8. CUSTOMER DEPOSITS AND ADVANCES

Customer deposits and advances consist of deposits and advances from vendors for the purchase of merchandise and security deposits from licensed non-corporate stores. Pursuant to the terms of the contracts with licensed non-corporate stores, the security deposits are fully refundable at the end of the contract term with no interest due.

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

	As of	As of
	March 31, 2011	June 30, 2010
Employee benefits payable	$104,047	$101,971
Salary payable	102,764	109,678
Store expense	50,079	67,171
Agency fee	1,605,020	1,607,950
Interest payable	126,046	273,198
Other current liabilities	739,312	591,252
Total	$2,727,268	$2,751,220

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (continued)

We formally adopted an agency marketing system in October 2008. Regional agents are an individual or a trading company who is contracted to have exclusive and nontransferable rights to sell and promote our products in designated areas such as a city or province. The contract term is usually for a year and renewable 60 days prior to expiration. The agent is selected from our target area and responsible for determining store locations within the area (contingent upon Company approval), setting up the corporate stores in that area, hiring store staff, and managing all stores’ day-to-day operation in the area. The agent does not have authority to raise the standard prices of our products or offer discounts without our approval nor can they sell products of other brand names in the stores. In return for their services on behalf of the Company, a sales agent is paid a commission called an agency fee ranging from 5% to 38% of the stores’ sales revenue. As our regional agent is selected based on his or her local expertise in sales and marketing in the area, such marketing system helps us penetrate a target market more rapidly and provides proper incentive for the agent to increase our market share in that area. For the three months ended March 31, 2011 and 2010, we incurred agency fees of $402,018 and $584,774, respectively. For the nine months ended March 31, 2011 and 2010, we incurred agency fees of $1,740,022 and $2,243,482, respectively.

10. DIVIDENDS PAYABLE

The Company’s wholly-owned subsidiary, Shanghai Baby Fox Fashion Co., Ltd. declared dividends on August 8, 2007 and December 10, 2007 in the amount of $420,076 and $452,769, respectively, to Fengling Wang, its sole shareholder on record on the dates the dividends were declared.

11. SHORT-TERM LOAN

On January 12, 2011, the Company entered into a short-term loan agreement with Industrial Bank Co., Ltd. to borrow RMB7,000,000 (USD1,067,659) for the purpose of purchasing inventory from Changzhou CTS Fashion Co., Ltd. The principal is due on January 11, 2012 with interest payable on a quarterly basis at 1.2 times the standard borrowing rate published by People’s Bank of China.

12. LONG-TERM DEBT

Long-term debt consists of the following:

	As of	As of
	March 31, 2011	June 30, 2010
Amount borrowed from our CEO, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	-	839,359
Amount borrowed from an unrelated party, bearing zero interest and due June 30, 2011, guaranteed by CTS	762,614	736,279
Subtotal	1,572,774	2,385,798
Less: current portion	762,614	1,575,638
Total	$810,160	$810,160

Long-term debt matures as follows:

As of March 31, 2011

2011	$762,614
2012	$-
2013	$810,160

The total interest expense for the three months ended March 31, 2011 and 2010 were $23,949 and $30,861, respectively and were $86,697 and $93,009 for the nine months ended March 31, 2011 and 2010, respectively.

13. INCOME TAXES

The Company’s earnings from continuing operations before income taxes are as follows:

	For the three months ended March 31,
	2011	2010
Earnings (loss) from continuing operation before income taxes-China	(1,985,812)	826,132
Earnings (loss) from continuing operation before income taxes-US	(10,939)	(10,130)

	For the nine months ended March 31,
	2011	2010
Earnings (loss) from continuing operation before income taxes-China	(786,093)	(62,194)
Earnings (loss) from continuing operation before income taxes-US	(102,688)	(30,551)

The income tax expense (benefit) are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
Current-China	$-	$-	$-	$-
Deferred-China	11,687	-	11,687	-
Subtotal-China	11,687	-	11,687	-

Current-US	-	-	-	-
Deferred-US	-	-	-	-
Subtotal-US	-	-	-	-

Current-Total	-	-	-	-
Deferred-Total	11,687	-	11,687	-
Total	$11,687	$-	$11,687	$-

Deferred tax assets at March 31, 2011 and June 30, 2010 amounted to $-0- and $-0-, respectively, net of valuation allowance recorded. The tax effects of temporary differences that give rise to significant portions of deferred tax assets at March 31, 2011 and June 30, 2010 are as follows:

	As of	As of
	March 31, 2011	June 30, 2010
Bad debt allowance	$539,543	$235,815
Inventory provision	1,141,242	1,216,079
Net loss carried forward-China	326,044	258,644
Net loss carried forward-US	79,765	44,852
Total deferred tax assets	2,086,594	1,755,390
Valuation allowance	(2,086,594)	(1,755,390)
Net deferred tax assets	$-	$-

13. INCOME TAXES (continued)

The Company’s subsidiary is governed by the Income Tax Laws of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws, which are subject to tax at a rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The reconciliation of income tax computed at the statutory rates to the total income tax for the three and six months ended March 31, 2011 and 2010 is as follows:

	For the three months ended March 31,
	2011	2010
Income tax expense (benefit) at federal statutory rate	(678,895)	277,441
Adjustment due to:
Foreign rate differential	178,723	(74,352)
Other	(8,754)	29,550
Usage of loss carried forward	-	(232,639)
Increase in valuation allowance	520,613	-
Income tax expense	11,687	-

	For the nine months ended March 31,
	2011	2010
Income tax expense (benefit) at federal statutory rate	(302,186)	(31,533)
Adjustment due to:
Foreign rate differential	70,748	5,597
Other	(22,769)	62,569
Usage of loss carried forward	-	(36,633)
Increase in valuation allowance	265,894	-
Income tax expense	11,687	-

14. EARNINGS PER SHARE

Basic and diluted income (loss) per share is computed as net income divided by the weighted-average number of common shares outstanding for the period.

Weighted-average number of shares are as follows:

	For the three months ended March 31,
	2011	2010
Weighted-average number of shares-basic and diluted	40,447,500	40,427,500

	For the nine months ended March 31,
	2011	2010
Weighted-average number of shares-basic and diluted	40,441,900	40,427,500

On September 16, 2010, the Company issued 20,000 shares to The Crone Law Group for legal services valued at $70,000. The shares consisted of 10,000 shares for the firm’s work on the registration statement on Form S-1 and 10,000 shares for the reduced hourly rate offered for the firm’s on-going work.

15. COMMITMENTS AND CONTINGENCIES

Leases

The Company is obligated under operating leases for their headquarters facilities, distribution center and certain stores located in malls. Aggregate minimum annual rentals under non-cancelable leases are as follows:

Fiscal year
2011	$536,032
2012	871,366
2013	8,991
2014	4,495
2015	-
Thereafter	-

Approximately 29% of our corporate stores in malls are required to pay minimum annual rents for the spaces leased plus additional rents calculated based on certain percentage of actual sales over minimum amount of sales required. The remaining stores do not have minimum annual rent requirements but are required to pay rents based on a certain percentage of actual sales over minimum sales required. These leases can be terminated if performance does not meet certain predetermined levels stipulated by mall operators. Rental expense charged to operations aggregated $1,284,062 and $1,306,098 for the three months and $3,643,482 and $3,651,068 for the nine months ended March 31, 2011 and 2010, respectively, and is included in selling expenses.

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

Lack of Business Insurance

The Company is potentially exposed to risks of losses that may result from business interruptions, injury to others (including employees) and damage to property. These losses may be uninsured, especially due to the fact that the Company’s operations are in China, where business insurance is not readily available. If: (i) information is available before the Company’s financial statements are issued or are available to be issued indicates that such loss is probable and (ii) the amount of the loss can be reasonably estimated, an estimated loss will be accrued by a charge to income. If such loss is probable but the amount of loss cannot be reasonably estimated, the loss shall be charged to the income of the period in which the loss can be reasonably estimated and shall not be charged retroactively to an earlier period. As of March 31, 2011, the Company has not experienced such loss.

16. RISKS AND UNCERTAINTIES (continued)

Concentration of Vendors and Customers

For the three months ended March 31, 2011 and 2010, the Company made 100% of its total purchases of merchandise from CTS, an affiliated company. For the nine months ended March 31, 2011 and 2010, the Company purchased 100% and 93% of its merchandise from CTS. The balance of payables to CTS represented 95% and 95% of the Company’s outstanding accounts payable at March 31, 2011 and June 30, 2010, respectively.

No single customer accounted for more than 10% for the total sales for the three and nine months ended March 31, 2011 and 2010.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Baby Fox International, Inc. (“Baby Fox”) for the three and nine months ended March 31, 2011 and 2010 should be read in conjunction with Baby Fox’ consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our most recent annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Shanghai Baby Fox is a China-based specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. The Company’s products are aimed to target women aged 18 to 40 in China. It continuously updates its fashions and clothing designs to stay in sync with the latest fashions and trends in Korea, Japan and Europe. Since the launch of its first retail mall store in July 2006, the brand has gained exposure in leading women’s magazines and the Company has 148 stores in over 30 cities as of March 31, 2011.

Listing on the OTC Bulletin Board

On August 6, 2010, the Company’s registration statement on Form S-1/A was declared effective by the SEC. On October 6, 2010, the Company’s common stock was approved by FINRA for trading on the OTC Bulletin Board under the ticker symbol “BBYF.OB”, which was subsequently changed to “BBFX.OB” on October 29, 2010.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Continued growth of Chinese women’s apparel industry. While China has one of the most promising apparel markets in the world, ladies’ wear remains the largest sub-sector of this market. According to surveys conducted by China National Commercial Information Center (CNCIC) to over 260 major department stores across China, ladies’ wear continued to be the largest contributor to total apparel sales. Ladies’ wear accounted for 27.4% in the first half of 2009 and 28.5% in 2008 (the most recent available data from Li & Fung Research Center’s research report “Latest Developments of China’s Apparel Market,” (Issue Number 15 in December 2009)). We believe our strong knowledge of local markets, media contacts and brand image we have built, and award winning design experience give the organization significant competitive advantages in this rapidly growing market.

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

Store expansion plan. The Company has 148 corporate and non-corporate stores in over 30 cities as of March 31, 2011. Corporate stores are primarily opened in major metropolitan areas and non-corporate or “licensed” stores are mostly established in suburban communities. We plan to continue growing retail store locations over the next few years but due to liquidity constraints, we will be more focused on location selection. We will also increase our efforts to improve sales at current stores and remove non-performing store locations in a timely fashion.

While Baby Fox could rapidly scale non-corporate stores with minimal capital requirements, management’s preference is to expand via corporate owned stores in major cities and use licensed non-corporate stores in the 2nd and 3rd tier cities. The economics of this strategy help the Company better manage overall cash flow and inventory levels and rapidly scale the business in a measured manner. By covering greater geographical regions, the store expansion plan should increase our sales and add to the reach of our brand image.

PRC Taxation

Our subsidiary, Shanghai Baby Fox, is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises (“FIE”) and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

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

Results of Operations

The following table sets forth key components of our results of operations for the periods indicated, in US dollars:

	For the three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Total sales	$6,423,055	$7,085,242
Cost of goods sold	4,128,997	2,722,007

Gross profit	2,294,058	4,363,235

Selling, general and administrative expenses	4,265,839	3,516,372

Income (loss) before provision for income taxes	(1,971,781)	846,863
Income taxes	11,687	-

Net income (loss)	$(2,008,438)	$816,002

	For the nine months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Total sales	$18,443,127	$19,954,322
Cost of goods sold	9,099,027	10,087,510

Gross profit	9,344,100	9,866,812

Selling, general and administrative expenses	10,154,026	9,866,548

Income (loss) before provision for income taxes	(888,782)	(92,745)
Income taxes	11,687	-

Net income (loss)	$(900,469)	$(92,745)

The following table sets forth the results of our operations for the periods indicated as a percentage of total sales:

	For the three months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Total sales	100.0%	100.0%
Cost of goods sold	64.3%	38.4%

Gross profit	35.7%	61.6%

Selling, general and administrative expenses	66.4%	49.6%

Income (loss) before provision for income taxes	-30.7%	12.0%
Income taxes	0.2%	0.0%

Net income (loss)	-31.3%	11.5%

	For the nine months ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Total sales	100.0%	100.0%
Cost of goods sold	49.3%	50.6%

Gross profit	50.7%	49.4%

Selling, general and administrative expenses	55.1%	49.4%

Income (loss) before provision for income taxes	-4.8%	-0.5%
Income taxes	0.1%	0.0%

Net income (loss)	-4.9%	-0.5%

Comparison of Three Months and Nine Months ended March 31, 2011

Starting from the beginning of FY2010, the Company has adjusted its strategy to slow down new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores. The Company has also established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at an 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure is meant to ensure that most, if not all of the inventory can be digested within 24 months after production. Also based on the Class A and B stores system formally adopted in fiscal 2009 to better match price and product demand by different target market segments, a Class A store that does not meet our sales expectation will first be downgraded to Class B store which are being used to sell discounted merchandise that did not sell well during the season at Class A stores. When the lease of such a store with the mall operator expires, we will evaluate again and if a Class B store’s sales performance still doesn’t improve, we will close the store instead of renewing the lease.

Sales. Our sales are generated from sales of products to end customers in our corporate stores and sales to non-corporate store owners. For the three months ended March 31, 2011 and 2010, the Company generated revenues of $6,423,055 and $7,085,242, respectively, reflecting a decrease of 9.3% . Excluding exchange rate effects, sales at corporate stores decreased 4.0% while sales to non-corporate stores declined 66.6% . The decline in sales from corporate stores is generally in line with the decline in the number of corporate stores. The company accelerated the consolidation of corporate stores and as a result, 18 underperforming corporate stores were closed during the period in 2011 as compared to 8 for the same period last year. A decline in the number of non-corporate stores contributed to the decline in non-corporate store sales in 2011. For the three months ended March 31, 2011, sales at corporate stores contributed 96.8% of total sales, while sales to non-corporate stores contributed 3.2%, compared to 91.4% and 8.6%, respectively, in fiscal year 2010.

For the nine months ended March 31, 2011 and 2010, the Company generated revenues of $18,443,127 and $19,954,322, respectively, reflecting a decrease of 7.6% . Excluding exchange rate effects, sales at corporate stores decreased 2.1% while sales to non-corporate stores declined 52.5% . Besides a fewer number of corporate and non-corporate stores as a result of store consolidation, the stock replenishment issue caused by a nation-wide restriction on power supply to achieve the energy saving and emission reduction target for the Chinese government's "11th Five-Year Plan" affected both corporate and non-corporate store sales. For the nine months ended March 31, 2011, sales at corporate stores contributed 94.5% of total sales, while sales to non-corporate stores contributed 5.5%, compared to 89.2% and 10.8%, respectively, in fiscal year 2010.

The following table shows changes in our sales at existing stores, changes in sales due to stores opened during the three and nine months ended March 31, 2011 and 2010, and the effect of change in rate used for the currency conversion in three and nine months ended March 31, 2011 and 2010:

	Three months ended March 31			Nine months ended March 31
		Corporate	Non-Corporate		Corporate	Non-Corporate
	Total Sales	Stores	Stores	Total Sales	Stores	Stores
Change in sales at existing stores	$(1,394,807)	$(811,110)	$(583,697)	$(2,997,505)	$(1,640,019)	$(1,357,486)
Sales at new stores opened in FY2011	420,598	264,516	156,082	937,795	760,828	176,967
Effect of currency conversion	312,022	290,229	21,793	548,515	498,354	50,161
Total increase (decrease) in sales	$(662,187)	$(256,365)	$(405,822)	$(1,511,195)	$(380,837)	$(1,130,358)

Comparable Store Sales. The percentage change in comparable store sales by store type for the three and nine months ended March 31, 2011 as compared to 2010 is as follows:

	Three months ended	Nine months ended
	March 31	March 31
Corporate stores	-27%	-29%
Non-corporate stores	-33%	-24%

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

Sales per average square foot is as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010
Sales per average square foot (1)	$25	$34	$79	$108

(1) Sales per average square foot is calculated based on the total sales divided by the average total store area of stores in existence throughout the period.

Store count, openings and closings for our stores are as follows:

	Three months ended March 31, 2011			Three months ended March 31, 2010
	Corporate	Non-corporate		Corporate	Non-corporate
	Stores	Stores	Total	Stores	Stores	Total
Number of stores as of January 1	134	28	162	134	40	174
Number of stores opened	4	0	4	3	2	5
Number of stores closed	(18)	0	(18)	(8)	(1)	(9)
Number of stores as of March 31	120	28	148	129	41	170

	Nine months ended March 31, 2011			Nine months ended March 31, 2010
	Corporate	Non-corporate		Corporate	Non-corporate
	Stores	Stores	Total	Stores	Stores	Total
Number of stores as of July 1	131	34	165	127	53	180
Number of stores opened	27	2	29	37	12	49
Number of stores closed	(38)	(8)	(46)	(35)	(24)	(59)
Number of stores as of March 31	120	28	148	129	41	170

Cost of Goods Sold and Gross Margin

Cost of goods sold was $4,128,997 for the three months ended March 31, 2011 as compared to $2,722,007 for the same period in FY2010, an increase of 51.7% while the gross margin decreased from 61.6% to 35.7% . Excluding exchange rate effect, cost of goods sold at corporate stores increased 62.5% despite the decrease in sales at corporate stores mainly because of an increase of $465,013 inventory markdown in FY2011 as compared to a reversal of $1,012,822 in inventory reserve in FY2010 due to additional markdowns on winter season merchandise aged more than two years. As a result, the gross margin for corporate store sales decreased by 25.6% . Excluding exchange rate effect, cost of goods sold to non-corporate stores decreased 28.4% as compared to the three months ended March 31, 2010, which is less than the decline in non-corporate store sales due to higher discounts offered to non-corporate store owners as a result of the stock replenishment issue. The gross margin from sales at non-corporate stores decreased by 33.6% as compared to the gross margin for the same period in FY2010.

Cost of goods sold was $9,099,027 for the nine months ended March 31, 2011 as compared to $10,087,510 for the same period in FY2010, a decrease of 9.8% while the gross margin increased from 49.4% to 50.7% . Excluding exchange rate effect, cost of goods sold at corporate stores declined 4.7%, more than the decrease in sales at corporate stores mainly because of a lower portion of warehouse sales among corporate store sales in FY2011 versus FY2010. Warehouse sales usually have negative margins. As a result, the gross margin for corporate store sales increased by 1.3% . Excluding exchange rate effect, cost of goods sold to non-corporate stores decreased 41.3% as compared to the nine months ended March 31, 2010, which is less than the decline in non-corporate store sales due to more discounts offered to non-corporate store owners as a result of the inventory replenishment issues. The gross margin from sales at non-corporate stores decreased by 15.3% as compared to the gross margin for the same period in FY2010.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses consist of store rent, agency fees, maintenance and new store opening expenses, freight, advertising and marketing costs, office rent and expenses, costs associated with store staff and support personnel who manage our business activities, and professional and legal fees paid to third parties.

For the three months ended March 31, 2011, the Company incurred selling, general and administrative expenses of $4,265,839, an increase of 21.3% as compared to $3,516,372 for FY2010.

Our general and administrative expenses increased 241.9% as compared to last year mainly because of additional bad debt allowance provided based on accounts receivable ageing. The Company in general has arranged 60-day collection terms with shopping malls if not otherwise specified. As of March 31, 2011, 44.7% of accounts receivable balances were aged more than 90 days as compared to 26.0% at June 30, 2010 mainly because of delays in settlement of outstanding accounts receivable balances with customers, to whom the Company also owed agency fees. The Company normally reconciles the outstanding accounts receivable balances and agency fee payable balances with those customers on a half-year basis and settles the amount through offsetting of payments. The Company provided full allowance balances aged more than 90 days after taking into account the subsequent settlement. For the three months ended March 31, 2011, the Company provided additional allowances of $1,616,896 compared to $411,196 for the same period last year. The balance of bad debt allowance was $2,158,171 and $921,203 on March 31, 2011 and June 30, 2010, representing 38.4% and 24.3% of the total accounts receivable balance, respectively.

We incurred selling expenses of $2,603,276 for the three months ended March 31, 2011, a decrease of 14.1% as compared to $3,030,093 for the three months ended March 31, 2010. Of all the selling expenses, store rent in the amount of $1,284,062 constituted 49.3% and decreased by 1.7% compared to the same period of last year due to decrease in corporate store sales. Agency fees constituted 15.4% of total selling expenses for the three months ended March 31, 2011 and decreased by 31.3% when compared to the same period in 2010 mainly due to the change to exclude the store rent from the sales basis to calculate agency fees. A decrease in corporate store sales also contributed to the decline of agency fees. Salaries and benefits, which constituted 15.3% of total selling expenses for the three months ended March 31, 2011, increased by 0.7% as compared to the same period in 2010. Other selling expenses constituted 20.0% of total selling expenses, of which $213,887 was spent on store charges and promotion and $170,577 was spent on new store opening / build-out and existing stores’ maintenance / decoration. The rest of other selling expenses included utilities, phone, supplies and mall maintenance charges for opened stores.

For the nine months ended March 31, 2011, the Company incurred selling, general and administrative expenses of $10,154,026, an increase of 2.9% as compared to $9,866,548 for FY2010.

Our general and administrative expenses increased 130.8% as compared to last year mainly because of additional bad debt allowance provided based on accounts receivable ageing. For the nine months ended March 31, 2011, the Company provided an additional allowance of $1,236,968 versus $511,097 for the same period last year. For the nine months ended March 31, 2011, the Company incurred $82,820 bad debt as a result of closing of three non-corporate stores. The Company was founded not long ago and has a short operating history. In view of the rapid expansion of our business since inception, we believe that we have been very prudent in providing sufficient allowance for ageing accounts receivable balances.

We incurred selling expenses of $8,302,056 for the nine months ended March 31, 2011, a decrease of 8.4% as compared to $9,064,223 for the nine months ended March 31, 2010. Of all the selling expenses, store rent in the amount of $3,643,482 constituted 43.9% and decreased by 0.2% compared to the same period of last year in line with the change in corporate store sales. Agency fees constituted 21.0% of total selling expenses for the nine months ended March 31, 2011 and decreased by 22.4% when compared to the same period in 2010 mainly due to the change to exclude the store rent from the sales basis to calculate agency fees. Salaries and benefits, which constituted 13.7% of total selling expenses for the nine months ended March 31, 2011, increased by 4.7% as compared to the same period in 2010 due to increase in store assistants and staff compensation in the first quarter of FY2011 partially offset by a temporary reduction of store assistants in the second quarter of FY2011 as a result of the replenishment issues and decline in corporate store sales. Other selling expenses constituted 21.4% of total selling expenses, of which $724,862 was spent on store charges and promotion and $478,246 was spent on new store opening / build-out and existing stores’ maintenance / decoration. The rest of other selling expenses included utilities, phone, supplies and mall maintenance charges for opened stores.

Other Expenses

In January 2011, the Company entered into an interest-bearing loan of $1,048,901 (RMB7,000,000) from Industrial Bank. The amount was used to repay the long-term loan of $854,105 (RMB5,700,000) borrowed from an unrelated party and for general operating purposes. Interest expense amounted to $23,949 and $30,861, respectively, for the three months ended March 31, 2011 and 2010 and $86,697 and $93,009 for the nine months ended March 31, 2011 and 2010, respectively.

Provision for Income Taxes

The Company recognized $-0- current income tax expense due to the net loss for the three and nine months ended March 31, 2011. $-0- current income tax expense was also recognized for the same periods in 2010 as a result of loss carried forward to offset the income before tax or a net loss. Income tax expense for the three and nine months ended March 31, 2011 was also $11,687 because of the valuation allowance the Company set up for deferred tax assets. As of March 31, 2011 and June 30, 2010, the Company recognized $11,687 and $-0- of net deferred tax assets after valuation allowance, respectively.

Net Income

We had a net loss of $2,008,438 for the three months ended March 31, 2011 as compared to a net income of $816,002 for the three months ended March 31, 2010. We had a net loss of $900,469 and a net loss of $92,745 for the nine months ended March 31, 2011 and 2010, respectively. The change of the performance result was mainly because of the additional allowance provided for accounts receivable balances aged more than 90 days.

Liquidity and Capital Resources

As of March 31, 2011, we had cash and cash equivalents of $82,056 and negative working capital of $7,548,629. The following table provides detailed information about our net cash flows for the financial statement periods presented in this annual report:

Cash Flow	For the nine months ended March 31,
	2011	2010
Net cash used in operating activities	$(2,903,696)	$(907,145)
Net cash used in investing activities	(10,956)	(10,085)
Net cash provided by financing activities	2,812,251	861,668
Effect of foreign currency translation on cash and cash	3,981	(38)
Net decrease in cash and cash equivalent	$(98,420)	$(55,600)

Our principal demands for liquidity are for expansion and opening new stores, working capital and general corporate purposes.

Net Cash Used in Operating Activities. Net cash used in operating activities totaled $2,903,696 for the nine months ended March 31, 2011 as compared to $907,145 for the nine months ended March 31, 2010. The increase in net cash used in operating activities was primarily due to the increase in the net loss as compared to the same period in FY2010. The difference was also attributable to an increase in the inventory balance by $1,256,302 for the nine months ended March 31, 2011 versus $112,730 for the same period in FY2010 as a result of a delay in the receipt of merchandise delivery from suppliers as a result of a nation-wide restriction on power supply to achieve the energy saving and emission reduction target for the Chinese government’s “11th Five-Year Plan”.

Our accounts receivable increased from $3,784,745 at June 30, 2010 to $5,623,441 at March 31, 2011 mainly due to business expansion and sales increases during major sales seasons in October and December through February due to the National Day, Christmas and New Year holidays and Chinese New Year holidays. Sales increases contributed to the larger amount of outstanding accounts receivable to be collected from shopping malls, with which we generally have established 60-day collection terms. The Company has put in place a very rigorous review process of outstanding accounts receivable balances. At March 31, 2011, we had $3,126,147 in accounts receivable aged in excess of 60 days, among which $2,512,294 was aged over 90 days, compared to $1,204,393 in excess of 60 days including $985,067 over 90 days at June 30, 2010. Full allowance has been provided for the balance over 90 days and not subsequently collected. As a result, allowance for doubtful accounts increased from $921,203 as of June 30, 2010 to $2,158,171 as of March 31, 2011 due to increase in balances aged over 90 days. For the nine months ended March 31, 2011, the Company incurred $82,820 bad debt as a result of closing of three non-corporate stores. We believe that we have been conservative and have provided sufficient allowance for ageing accounts receivable balances.

Net Cash Used in Investing Activities. Net cash used in investing activities were $10,956 and $10,085 for the nine months ended March 31, 2011 and 2010, respectively.

Net Cash Provided by Financing Activities. Net cash provided by financing activities totaled $2,812,251 and $861,668 for the nine months ended March 31, 2011 and 2010, respectively. The increase in net cash provided by financing activities mainly resulted from an increase of $120,039 in accounts payable to an affiliated company for the nine months ended March 31, 2010 versus an increase of $2,610,712 for the same period in FY2011. In addition, the Company borrowed $1,048,901 and repaid $854,105 for the nine months ended March 31, 2011 compared to $732,161 borrowing and $-0- repayment for the same period in FY2010.

Cash. At March 31, 2011, we had cash of $82,056, as compared to $180,476 as of June 30, 2010. Cash used in operating activities increased significantly as compared to the same period last year, which was partially offset by the increase of cash provided by financing activities, resulting in increased cash outflow for the nine months ended March 31, 2011 as compared to the same period last year.

As of March 31, 2011, the Company’s current liabilities exceeded its current assets by $7,548,629 and the Company’s total liabilities exceeded its total assets by $8,100,380. The Company’s cash position on March 31, 2011 was $82,056. Our auditor has expressed their concern as to our ability to continue as a going concern in the audit opinion of our financial statements for the year ended June 30, 2010.

We believe that we can satisfy our cash requirements during the next 12 months through reduction of expenses associated with retail store openings, better management of our inventory and realization of our accounts receivables. We have experienced a rapid growth in both sales and store numbers since 2008. The Company has adjusted its strategy to slow down the new store openings and focus on digesting inventory of past seasons and improving revenue and margin from existing stores in the fiscal year 2010, which is expected to continue in fiscal year 2011. The Company has successfully established a tiered inventory digesting structure through Class A stores, Class B stores and warehouse sales. Class A stores sell current season products at full price, Class B stores sell one-year-old products at a 30-50% discount while warehouse sales digest products aged more than one year at a 80-90% discount. Class A stores are expected to sell 70% of products of each season with the rest sold through Class B stores and warehouse sales. The tiered structure is meant to ensure that most, if not all of the inventory can be digested within 24 months after production. In addition, warehouse sales scheduled in the next twelve months are expected to generate revenue of about $1.5 million. Sales from Class A and Class B stores during the next twelve months are expected to be around $23 million. We believe that cash generated from the stores and warehouse sales in the next 12 months will be sufficient to cover payment for inventory purchases and Selling, General & Administrative expenses of around $21 million. Concurrent with the establishment of a tiered inventory digesting structure to increase sales and liquidate the inventory in a timely fashion, the Company is also striving to encourage cash purchases from non-corporate store owners, settle long-aged account balances and maintain the realization of new accounts receivable from shopping malls within 60 days.

Our accounts payable are mainly due to our related party with which we have negotiated and have established a favorable six-month payment term with an additional extension if the payment would materially impact the Company’s liquidity profile. This policy should effectively prevent further deterioration of the Company’s cash position.

The Company has successfully refinanced its borrowing from an unrelated party through a bank loan before the due date. The Company has successfully amended its loans due in January 2011 and extended the term with the lenders to June 2011.

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

Loan Facilities

At March 31, 2011, we had $810,160 in long-term debts. The long-term debts consisted of the following:

	As of	As of
	March 31, 2011	June 30, 2010
Amount borrowed from our CEO, bearing interest at 5% per annum and due February 17, 2013	$810,160	$810,160
Amount borrowed from an unrelated party, bearing interest at 10% per annum and due June 16, 2011	-	839,359
Amount borrowed from an unrelated party, bearing zero interest and due June 30, 2011, guaranteed by CTS	762,614	736,279
Subtotal	1,572,774	2,385,798
Less: current portion	762,614	1,575,638
Total	$810,160	$810,160

Long-term debts mature as follows:

As of March 31, 2011

2011	$762,614
2012	$-
2013	$810,160

Interest expense amounted to $23,949 and $30,861, respectively for the three months ended March 31, 2011 and 2010 and $86,697 and $93,009 for the nine months ended March 31, 2011 and 2010, respectively.

Obligations Under Material Contracts

Below is a table setting forth our contractual obligations as of March 31, 2011:

		Payment due in year ended June 30,
	Total	2011	2012	2013	Thereafter

Long term debt obligations (including current portion)	$1,572,774	$762,614	$-	$810,160	$-
Operating lease obligations	1,420,884	536,032	871,366	8,991	4,495
Purchase obligations	-	-	-	-	-
Total	$2,993,658	$1,298,646	$871,366	$819,151	$4,495

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

While our significant accounting policies are more fully described in Note 2 to our consolidated financial statements included herein, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating this management discussion and analysis:

Revenue Recognition and Return Policy. Our revenues are generated from sales at our company-owned retail stores and from sales of merchandise to licensed non-corporate owned stores. Revenues from sales at company owned retail stores are recognized when the ultimate customer purchases the merchandise in the store and pays for it at the cash register. Customers have the right to return merchandise for credit, exchange or refunds according to department stores’ policy for up to fourteen days after purchase. The return policy is set by corporate headquarters and consistent among all our corporate stores. The period allowed for return is short (two weeks) and based on historical experience, and actual returns by end consumers have been rare and immaterial across all retail stores. Management will keep monitoring returns by end consumers at our corporate stores as we open more stores each period.

Revenues from sales to licensed non-corporate stores are recognized at the date of shipment to the non-corporate stores when a formal arrangement exists, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. According to the contract, non-corporate stores have the right to return defective merchandise within ten days of receipt. The return of unsold merchandise for current style is determined by our headquarters and full cooperation from non-corporate stores is required. Reserves are established to reflect actual and anticipated returns of defected and unsold merchandise based on historical information. Currently, we estimate returns to be 20% of our sales to non-corporate stores and relevant reserves have been made accordingly each reporting period. Since fashion clothing is trending towards shorter product life cycles and the return period we allow for non-corporate stores is relatively long, current reserves already take into account the effect of introducing new products on expected return of previous products. The return reserve based on this percentage of sales has been consistent with actual returns in our operating history. As we continue to open more non-corporate stores, we will closely monitor returns for existing and new stores and adjust our reserves for returns if necessary. We do not offer early payment discounts, incentive discounts based on volume or credit for products that do not sell well at non-corporate stores. Shipping and handling of merchandise sold to non-corporate stores is not separately billed to customers or paid directly by the customer.

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

The company maintains a reserve for inventory markdowns. This encompasses current goods held for liquidation and markdown, and application of historical percentages of current inventory which is anticipated to be marked down and /or liquidated. The percentages were 34% and 42% of ending inventory levels as of March 31, 2011 and June 30, 2010, respectively based on historical experience and current goods held for liquidation, and reserves are made accordingly at each reporting period. The company periodically adjusts the percentage based on a review of changing ratios and the percentage of selling prices recovered through liquidation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mr. Huang and Ms. Chen, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Huang and Ms. Chen concluded that as of March 31, 2011, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There has been no material change in the Company's risk factors as previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on September 28, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

On January 12, 2011, the Company entered into a short-term loan agreement with Industrial Bank Co. Ltd, to borrow RMB7,000,000 (USD1,067,659) for the purpose of purchasing inventory from Changzhou CTS Fashion Co. Ltd. The principal is due on January 11, 2012 with interest payable on a quarterly basis at 1.2 times the standard borrowing rate published by People’s Bank of China.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Loan Agreement dated January 12, 2011 between Shanghai Baby Fox Fashion Co., Ltd. and Industrial Bank Co., Ltd. (English translation)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABY FOX INTERNATIONAL, INC.

Date: May 23, 2011	By: /s/ Jieming Huang
Jieming Huang
Chief Executive Officer
(Principal Executive Officer)

Dated: May 23, 2011	By: /s/ Ping Chen
Ping Chen
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Loan Agreement dated January 12, 2011 between Shanghai Baby Fox Fashion Co., Ltd. and Industrial Bank Co., Ltd. (English translation)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.