Form 10-K
period 2011-06-30
Baby Fox International, Inc.
filed 2011-09-28
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2011

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _________

Commission file number 333-150835

BABY FOX INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0775642
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Suite 6A02, Hanwei Plaza, 7 Guanghua Rd.
Beijing, China	100004
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: + 86 10 6562 9889

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [_] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes [_] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

The aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates as of December 31, 2010 was $478,003, based on 2,390,013 shares of common stock held by non-affiliates valued at $.20 per share, the last known sale price of the Registrant’s common stock.

As of September 13, 2011, the registrant had 2,390,013 shares of common stock outstanding.

TABLE OF CONTENTS

		Page

	PART I

Item 1.	Business.	3
Item 1A.	Risk Factors.	6
Item 1B.	Unresolved Staff Comments.	11
Item 2.	Properties.	11
Item 3.	Legal Proceedings.	11

	PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.	11
Item 6.	Selected Financial Data.	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	17
Item 8.	Financial Statements and Supplementary Data.	17
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.	17
Item 9A.	Controls and Procedures.	17
Item 9B.	Other Information.	18

	PART III

Item 10.	Directors, Executive Officers and Corporate Governance.	19
Item 11.	Executive Compensation.	20
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	21
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	22
Item 14.	Principal Accountant Fees and Services.	14

	PART IV

Item 15.	Exhibits and Financial Statement Schedules.	25

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

This annual report contains forward-looking statements, including statements regarding, among other things, our intent to enter into a reverse acquisition transaction and/or obtain additional financing. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” as well as in this annual report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under “Risk Factors” and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this annual report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements or the risk factors described in the annual report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this annual report.

PART I.

ITEM 1. BUSINESS.

Overview and Recent Events

Baby Fox International, Inc. (“Baby Fox”, "we" or the “Company”) is a Nevada corporation organized on August 13, 2007 by Hitoshi Yoshida, a Japanese citizen, as a listing vehicle to acquire Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) and to be quoted on the Over-The-Counter Bulletin Board (“OTCBB”). Shanghai Baby Fox, our former wholly owned China-based subsidiary of Baby Fox, was originally founded by a former board director, Fengling Wang, in March 2006 under the laws of People's Republic of China ("PRC"). On September 20, 2007, we entered into an Equity Share Acquisition Agreement with Fengling Wang. Pursuant to the Equity Share Acquisition Agreement, we purchased 100% of the equity shares of Shanghai Baby Fox in exchange for 5.72 million RMB, approximately equivalent to $806,608. Since at the time of the acquisition, Hitoshi Yoshida and Fengling Wang were married to each other, this transaction was deemed between entities under common control and the transaction was treated as a reverse merger and, accordingly, Shanghai Baby Fox was the accounting acquirer and Baby Fox was the legal acquirer. The acquisition was consummated on November 26, 2007 when we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission.

Until June 30, 2011, we were a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On June 30, 2011, the Company entered into and closed a Reorganization Agreement with our former operating subsidiary Shanghai Baby Fox, the company's majority shareholder, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, we transferred all of our ownership interest in Shanghai Baby Fox, our operating subsidiary, to Newco in exchange for all of the capital stock of Newco, and then transferred all of our ownership interest in Newco to Baby Fox Limited, our former majority shareholder which is wholly owned by Hitoshi Yoshida, and Hitoshi Yoshida, in consideration for Baby Fox Limited and Hitoshi Yoshida agreeing to the cancellation of an aggregate of 38,057,487 shares of the Company’s Common Stock previously held by them, which shares constituted approximately 94% of the Company’s outstanding shares of Common Stock (the "Reorganization"). As a result of the disposition of Newco and Shanghai Baby Fox, we currently have no subsidiaries and have disposed of nearly all of our operating assets other than a bank account with a small balance for current operating expenses.

The Reorganization was structured with the intent that our operating company, Shanghai Baby Fox, should be transferred from the Company to Baby Fox Limited and Mr. Yoshida in exchange for their cancellation of their shares in the Company while the remaining shareholders in the Company should receive the residual value in the Company as a shell company available to enter into some future transaction with another operating company.

On June 30, 2011, the Company entered into a novation agreement (the “Novation Agreement”) with Jieming Huang and Newco, pursuant to which Newco became the obligor and assumed all of the obligations and rights of the Company (the “Novation”) pursuant to that certain Loan Agreement dated February 18, 2008 (the “Original Loan Agreement”), pursuant to which Jieming Huang provided a loan with a principal amount of $810,160 and a five percent annual interest rate to the Company. As a result of the Novation, the Company is no longer a party to the Original Loan Agreement and is no longer obligated to repay the related loan balance. At the time of entering into the Novation Agreement, Jieming Huang was the Chief Executive Officer and a director of the Company.

Hitoshi Yoshida, the owner of Baby Fox Limited, our majority shareholder prior to the Reorganization, was married to Fengling Wang but divorced in October 2008. Fengling Wang is the mother of Jieming Huang and Jieping Huang. Fengling Wang, Jieping Huang and Jieping Huang were the Company’s three directors at the time of the Reorganization, and Jieming Huang was the Company’s Chief Executive Officer, President and Chairman at the time of the Reorganization.

On June 30, 2011, the Company entered into a Termination Agreement (the “Termination Agreement”) with Beijing Allstar Business Consulting, Inc. (“Allstar”), pursuant to which the Company terminated its Consulting Agreement with Allstar dated May 18, 2007, as amended and restated on April 28, 2008 (the “Allstar Consulting Agreement”). The parties entered into the Termination Agreement in connection with the Reorganization.

As a result of the closing of the Reorganization, Baby Fox Limited and its owner, Hitoshi Yoshida, no longer own any of their previous holdings of 38,057,487 shares of the Company’s Common Stock, which shares previously constituted approximately 94% of the Company’s outstanding shares of Common Stock prior to the Reorganization. The board of directors prior to the Reorganization named Ms. Mu Zhang to be the sole officer and director of the Company effective from the time of effectiveness of the Reorganization. Ms. Zhang does not currently own any shares of common stock of the Company.

First Prestige, Inc., JD Infinity Holdings, Inc. and Catalpa Holdings, Inc. currently hold 665,180, 475,129 and 447,429 shares of the Company’s common stock, or 27.8%, 19.9% and 18.7% of the Company’s currently outstanding shares, respectively. First Prestige, Inc. is controlled by Hongtao Shi. JD Infinity Holdings, Inc. is controlled by Liuyi Zhang. Catalpa Holdings, Inc. is controlled by Fred Chang. Hongtao Shi, Liuyi Zhang and Fred Chang are the principals of Beijing Allstar Business Consulting Co., Ltd., which is the current employer of Ms. Mu Zhang, our sole officer and director.

As reflected in the accompanying financial statements, the Company has no source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. As discussed elsewhere, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

Business Plan

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on our controlling shareholders to provide us with the necessary funds to implement our business plan, although they are under no obligation to do so. Mu Zhang, our sole officer and director, with the assistance of certain majority shareholders, will be primarily responsible for investigating acquisition opportunities. However, we believe that business opportunities may also come to our attention from various sources, including our controlling shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

We do not propose to restrict our search for a candidate to any particular geographical area or industry, and therefore, we are unable to predict the nature of our future business operations. Our management's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

Any entity which has an interest in being acquired by, or merging into us, is expected to be an entity that desires to become a public company and establish a public trading market for its securities. In connection with such a merger or acquisition, it is anticipated that an amount of common stock constituting control of us would be issued by us.

We do not foresee that we will enter into a merger or acquisition transaction with any business with which our controlling shareholders or Mu Zhang are currently affiliated.

Investigation and Selection of Business Opportunities

Certain types of business acquisition transactions may be completed without requiring us to first submit the transaction to our stockholders for their approval. If the proposed transaction is structured in such a fashion our stockholders (other than our controlling stockholders) will not be provided with financial or other information relating to the candidate prior to the completion of the transaction.

If a proposed business combination or business acquisition transaction is structured that requires our stockholder approval, and we are a reporting company, we will be required to provide our stockholders with information as applicable under Regulations 14A and 14C under the Exchange Act.

The analysis of business opportunities will be undertaken by or under the supervision of Mu Zhang, our Chief Executive Officer and sole director. In analyzing potential merger candidates, our management will consider, among other things, the following factors:

*	Potential for future earnings and appreciation of value of securities;
*	Perception of how any particular business opportunity will be received by the investment community and by our stockholders;
*	Eligibility of a candidate, following the business combination, to qualify its securities for listing on a national exchange or on a national automated securities quotation system, such as NASDAQ.
*	Historical results of operations;
*	Liquidity and availability of capital resources;
*	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
*	Strength and diversity of existing management or management prospects that are scheduled for recruitment;
*	Amount of debt and contingent liabilities; and
*	The products and/or services and marketing concepts of the target company.

There is no single factor that will be controlling in the selection of a business opportunity. Our management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited working capital available and limited personnel to perform due diligence and investigation we may not discover or adequately evaluate adverse facts about the business opportunity to be acquired.

We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months.

Prior to making a decision to participate in a business transaction, we will generally request that we be provided with written materials regarding the business opportunity, including, but not limited to, a description of products, services and company history; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; audited financial statements, or if audited financial statements are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced to comply with the requirements of a Current Report on Form 8-K to be filed with the Securities and Exchange Commission, or Commission, upon consummation of the business combination.

We believe that various types of potential candidates might find a business combination with us to be attractive. These include candidates desiring to create a public market for their securities in order to enhance liquidity for current stockholders, candidates which have long-term plans for raising capital through public sale of securities and believe that the prior existence of a public market for their securities would be beneficial, and candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the development of a public market for their securities will be of assistance in that process.

Where You Can Find Us

We presently maintain our mailing address at Suite 6A02, Hanwei Plaza, 7 Guanghua Rd., Beijing, China 100004. Our telephone number is +86 10 6562 9889.

Employees

The Company currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

ITEM 1A. RISK FACTORS.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAVE EXPRESSED THEIR CONCERN AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

As reflected in the accompanying financial statements, we have no source of revenues and need additional cash resources to maintain our operations. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain necessary debt financing. As discussed, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and our filing obligations under United States federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

IT MAY BE DIFFICULT TO EFFECT SERVICE OF PROCESS AND ENFORCEMENT OF LEGAL JUDGMENTS UPON US AND OUR SOLE OFFICER AND DIRECTOR BECAUSE SHE RESIDES OUTSIDE THE UNITED STATES.

As our sole director and officer resides in PRC, service of process upon us and such director and officer may be difficult to effect within the United States.

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

LIMITED OPERATIONS MAKE POTENTIAL DIFFICULT TO ASSESS

We have limited financial resources and no operating activities. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. Accordingly, we will most likely incur a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

THERE ARE NO MINIMUM REQUIREMENTS FOR A BUSINESS COMBINATION

There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. No particular industry or specific business within an industry has been selected for a target company. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics. There is no assurance that we will be able to negotiate a business combination on terms favorable to us and our shareholders.

NO ASSURANCE OF SUCCESS OR PROFITABILITY

There is no assurance that we will find a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our outstanding shares will be increased thereby.

TYPE OF BUSINESS ACQUIRED

The business to be acquired may wish to avoid effecting its own public offering and the accompanying expense, delays, and uncertainties. Because of the Company’s limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business target to be acquired may be currently unprofitable or present other negative factors.

LACK OF DIVERSIFICATION

Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

CONFLICTS OF INTEREST

The Company’s sole officer and director has other business interests to which she currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through the exercise of judgment in a manner which is consistent with her fiduciary duties to the Company.

It is anticipated that the Company’s principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company’s principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

NEED FOR ADDITIONAL FINANCING

We have very limited working capital funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company’s currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal stockholders. The Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

DEPENDENCE UPON OUTSIDE ADVISORS

To supplement the business experience of its officer and director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by the Company’s officer, without any input by stockholders. Furthermore, it is anticipated that such persons may be engaged on an as-needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer of the Company considers it necessary to hire outside advisors, she may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

THERE MAY BE A SCARCITY OF AND/OR SIGNIFICANT COMPETITION FOR BUSINESS OPPORTUNITES AND COMBINATIONS

The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company and, consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete in seeking merger or acquisition candidates with other public shell companies, some of which may also have funds available for use by an acquisition candidate.

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION

Pursuant to the requirements of Section 13 of the Exchange Act, the Company is required to provide certain information about significant acquisitions including audited financial statements of the acquired company. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable. Notwithstanding a target company’s agreement to obtain audited financial statements within the required time frame, such audited financials may not be available to the Company at the time of effecting a business combination. In cases where audited financials are unavailable, the Company will have to rely upon unaudited information that has not been verified by outside auditors in making its decision to engage in a transaction with the business entity. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for the Company.

LACK OF MARKET RESEARCH OR MARKETING ORGANIZATION

The Company has neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by the Company. In the event demand exists for a transaction of the type contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

PROBABLE CHANGE IN CONTROL OF THE COMPANY AND/OR MANAGEMENT

In conjunction with completion of a business acquisition, it is anticipated that the Company will issue an amount of the Company’s authorized but unissued common stock that represents the greater majority of the voting power and equity of the Company, which will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in the Company. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of her participation in the future affairs of the Company.

POSSIBLE DILUTION OF VALUE OF SHARES UPON BUSINESS COMBINATION

A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in such business combination, the per-share value of the Company’s common stock may increase or decrease, perhaps significantly.

ADDITIONAL RISKS—DOING BUSINESS IN A FOREIGN COUNTRY

The Company may effectuate a business combination with a merger target whose business operations or even headquarters, place of formation or primary place of business are located outside the United States of America. In such event, the Company may face the significant additional risks associated with doing business in that country. In addition to the language barriers, different presentations of financial information, different business practices, and other cultural differences and barriers that may make it difficult to evaluate such a merger target, ongoing business risks result from the international political situation, uncertain legal systems and applications of law, prejudice against foreigners, corrupt practices, uncertain economic policies and potential political and economic instability that may be exacerbated in various foreign countries.

TAXATION

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination that the Company may undertake. Currently, such transactions typically may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We presently maintain our mailing address at Suite 6A02, Hanwei Plaza, 7 Guanghua Rd., Beijing, China 100004. Our telephone number is +86 10 6562 9889. Other than this mailing address, we do not currently maintain any other office facilities, and do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company’s sole officer and director.

It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

There is presently no public market for our common stock. The Company’s securities are eligible for trading on the OTC Bulletin Board. However, we can provide no assurance that a public market will materialize or be maintained.

Holders of Our Common Stock

As of September 19, 2011, we had 42 registered shareholders.

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

Recent sales of unregistered securities

Not applicable.

Repurchases of our Common Stock

On June 30, 2011, we entered into and closed on a Reorganization Agreement with our former operating subsidiary Shanghai Baby Fox, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, we transferred all of our ownership interest in Shanghai Baby Fox, our operating subsidiary, to Newco in exchange for all of the capital stock of Newco, and then transferred all of our ownership interest in Newco to Baby Fox Limited, our former majority shareholder which is wholly owned by Hitoshi Yoshida, and Hitoshi Yoshida, in consideration for Baby Fox Limited and Hitoshi Yoshida agreeing to cancellation of an aggregate of 38,057,487 shares of the Company’s Common Stock previously held by them, which shares constituted approximately 94% of the Company’s outstanding shares of Common Stock. The cancellation of the 38,057,487 shares of the Company’s Common Stock previously held by Baby Fox Limited and Hitoshi Yoshida was not carried out as part of a publicly announced repurchase plan or program and the Company does not have any such repurchase plan or program.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Baby Fox International, Inc. (“Baby Fox”) for the years ended June 30, 2011 and 2010 should be read in conjunction with Baby Fox’ financial statements, and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our Company

Baby Fox International, Inc. (“Baby Fox”, "we" or the “Company”) is a Nevada corporation organized on August 13, 2007 by Hitoshi Yoshida, a Japanese citizen, as a listing vehicle to acquire Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) and to be quoted on the Over-The-Counter Bulletin Board (“OTCBB”). Shanghai Baby Fox, our former wholly owned China-based subsidiary, was originally founded by our former board director, Fengling Wang, in March 2006 under PRC laws. On September 20, 2007, we entered into an Equity Share Acquisition Agreement with Fengling Wang. Pursuant to the Equity Share Acquisition Agreement, we purchased 100% of the equity shares of Shanghai Baby Fox in exchange for 5.72 million RMB, approximately equivalent to $806,608. Since at the time of the acquisition, Hitoshi Yoshida and Fengling Wang were married to each other, this transaction was deemed between entities under common control and the transaction was treated as a reverse merger and, accordingly, Shanghai Baby Fox was the accounting acquirer and Baby Fox was the legal acquirer. The acquisition was consummated on November 26, 2007 when we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission.

Until June 30, 2011, we were a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On June 30, 2011, the Company entered into and closed a Reorganization Agreement with our former operating subsidiary Shanghai Baby Fox, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, the Company transferred all of its ownership interest in Shanghai Baby Fox, its operating subsidiary, to Newco in exchange for all of the capital stock of Newco, and then transferred all of its ownership interest in Newco to Baby Fox Limited, its former majority shareholder which is wholly owned by Hitoshi Yoshida, and Hitoshi Yoshida, in consideration for Baby Fox Limited and Hitoshi Yoshida agreeing to cancelation of an aggregate of 38,057,487 shares of the Company’s Common Stock previously held by them, which shares constituted approximately 94% of the Company’s outstanding shares of Common Stock. As a result of the disposition of Newco and Shanghai Baby Fox, the Company currently has no subsidiaries and has disposed of nearly all of its operating assets other than a bank account with a small balance for current operating expenses.

The Reorganization was structured with the intent that the operating company should be transferred from the Company to Baby Fox Limited and Mr. Yoshida in exchange for their cancellation of their shares in the Company while the remaining shareholders in the Company should receive the residual value in the Company as a shell company available to enter into some future transaction with another operating company.

On June 30, 2011, the Company entered into a novation agreement (the “Novation Agreement”) with Jieming Huang and Newco, pursuant to which Newco became the obligor and assumed all of the obligations and rights of the Company (the “Novation”) under that certain Loan Agreement dated February 18, 2008 (the “Original Loan Agreement”), pursuant to which Jieming Huang provided a loan with a principal amount of $810,160 and with a five percent annual interest rate to the Company. As a result of the Novation, the Company is no longer a party to the Original Loan Agreement and is no longer obligated to repay the related loan balance. At the time of entering into the Novation Agreement, Jieming Huang was the Chief Executive Officer and a director of the Company.

Hitoshi Yoshida, the owner of Baby Fox Limited, our majority shareholder prior to the Reorganization, was married to Fengling Wang but divorced in October 2008. Fengling Wang is the mother of Jieming Huang and Jieping Huang. Fengling Wang, Jieping Huang and Jieping Huang were the Company’s three directors at the time of the Reorganization, and Jieming Huang was the Company’s Chief Executive Officer, President and Chairman at the time of the Reorganization.

On June 30, 2011, the Company entered into a Termination Agreement (the “Termination Agreement”) with Beijing Allstar Business Consulting, Inc. (“Allstar”), pursuant to which the Company terminated its Consulting Agreement with Allstar dated May 18, 2007, as amended and restated on April 28, 2008 (the “Allstar Consulting Agreement”). The parties entered into the Termination Agreement in connection with the Reorganization.

As a result of the closing of the Reorganization, Baby Fox Limited and its owner Hitoshi Yoshida no longer own any of their previous holdings of 38,057,487 shares of the Company’s Common Stock, which shares previously constituted approximately 94% of the Company’s outstanding shares of Common Stock prior to the Reorganization. The board of directors prior to the Reorganization named Mu Zhang to be the sole officer and director of the Company effective from the time of effectiveness of the Reorganization. Ms. Zhang does not currently own any shares of the common stock of the Company.

First Prestige, Inc., JD Infinity Holdings, Inc. and Catalpa Holdings, Inc. currently hold 665,180, 475,129 and 447,429 shares of the Company’s common stock, or 27.8%, 19.9% and 18.7% of the Company’s currently outstanding shares, respectively. First Prestige, Inc. is controlled by Hongtao Shi. JD Infinity Holdings, Inc. is controlled by Liuyi Zhang. Catalpa Holdings, Inc. is controlled by Fred Chang. Hongtao Shi, Liuyi Zhang and Fred Chang are the principals of Beijing Allstar Business Consulting Co., Ltd., which is the current employer of Mu Zhang, our sole officer and director.

As reflected in the accompanying financial statements, the Company has no source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. As discussed elsewhere, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

Our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. Private companies wishing to have their securities publicly traded may seek to merge or effect an exchange transaction with a shell company with a significant stockholder base. As a result of the merger or exchange transaction, the stockholders of the private company will hold a majority of the issued and outstanding shares of the shell company. Typically, the directors and officers of the private company become the directors and officers of the shell company. Often the name of the private company becomes the name of the shell company.

We have no capital and must depend on our controlling shareholders to provide us with the necessary funds to implement our business plan, although they are under no obligation to do so. Mu Zhang, our sole officer and director, will be primarily responsible for investigating acquisition opportunities. However, we believe that business opportunities may also come to our attention from various sources, including our controlling shareholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

Results of Operations

Revenues

Revenues for the fiscal year ended June 30, 2011 were $0 as compared to $0 for the fiscal year ended June 30, 2010. No revenue was reported for the above periods due to the Reorganization (as discussed above) and the resulting classification of operations, assets and liabilities associated with the discontinued operations under accounting principles generally accepted in the United States of America (“GAAP”).

Operating Expenses

Operating expenses for the fiscal year ended June 30, 2011 were $219,215 compared to $231,862 for the fiscal year ended June 30, 2010. Operating expenses mainly represented the consulting, legal and audit expenses associated with listing on the OTC Bulletin Board. The increase was primarily due to the payments made in August and September, 2010 to our consultant according to the consulting agreement because the Company’s registration statement on Form S-1/A was declared effective by the SEC.

Loss from Operations

We had an operating loss of $219,215 for the fiscal year ended June 30, 2011 as compared to an operating loss of $231,862 for the fiscal year ended June 30, 2010, primarily due to the increase in operating expenses as described above.

Loss from Discontinued Operations

We had a loss related to discontinued operations of $1,679,242 for the fiscal year ended June 30, 2011 as compared to a loss related to discontinued operations of $203,669 for the fiscal year ended June 30, 2010.

Net Loss Allocable to Common Shareholders

Net loss allocable to common shareholders for the fiscal year ended June 30, 2011 was $1,660,331 compared to $435,531 for the fiscal year ended June 30, 2010. The increase in net loss is a result of the increase in operating expenses and the loss from discontinued operations as described above.

Liquidity and Capital Resources

On June 30, 2011, we had total assets of $16,549 compared to $10,269,001 on June 30, 2010. On June 30, 2011, we had cash and cash equivalents of $16,549 and stockholders’ equity of $11,549. On June 30, 2011, we had current assets from discontinued operations of $0 compared to $9,991,767 on June 30, 2010 and long-term assets from discontinued operations of $0 compared to $258,138 on June 30, 2010.

On June 30, 2011, we had total liabilities of $5,000 compared to $17,304,716 on June 30, 2010. $16,407,202 of current liabilities at June 30, 2010 was reclassified to current liabilities of discontinued operations and $810,160 at June 30, 2010 of long-term liabilities was reclassified to long-term liabilities of discontinued operations.

Net Cash Used in Operating Activities

During the fiscal year ended June 30, 2011, cash used in operating activities was $2,547 compared to $431 during the fiscal year ended June 30, 2010.

Net Cash (Used in) Provided by Investing Activities

During the fiscal years ended June 30, 2011 and June 30, 2010, there was no cash flow related to investing activities.

Net Cash (Used in) Provided by Financing Activities

During the fiscal years ended June 30, 2011 and June 30, 2010, there was no cash flow related to financing activities.

Cash Requirements

As reflected in the accompanying financial statements, the Company has no stabilized source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. As discussed elsewhere, our current business plan is to seek and identify a privately-held operating company desiring to become a publicly held company by combining with us through a reverse merger or acquisition type transaction. We cannot predict when, if ever, we will be successful in this venture and, accordingly, we may be required to cease operations at any time, if we do not have sufficient working capital to pay our operating costs for the next 12 months and we will require additional funds to pay our legal, accounting and other fees associated with our company and its filing obligations under federal securities laws, as well as to pay our other accounts payable generated in the ordinary course of our business.

We have no commitments from any party to provide such funds to us. If we are unable to obtain additional capital as necessary until such time as we are able to conclude a business combination, we will be unable to satisfy our obligations and otherwise continue to meet our reporting obligations under federal securities laws. In that event, our stock would no longer be quoted on the OTC Bulletin Board and our ability to consummate a reverse merger or acquisition type transaction upon terms and conditions which would be beneficial to our existing stockholders would be adversely affected.

We currently plan to satisfy our cash requirements for the next 12 months by borrowing from our majority shareholders and we believe we can satisfy our cash requirements so long as we are able to obtain financing from these shareholders. We currently expect that money borrowed will be used during the next 12 months to satisfy our operating costs, professional fees and for general corporate purposes. We have also been exploring alternative financing sources.

Based upon a twelve (12) month work plan, it is anticipated that such a work plan would require approximately $50,000 of financing, designed to fund various commitments and business operations.

We will use our limited personnel and financial resources in connection with seeking new business opportunities. It may be expected that entering into a reverse merger or acquisition type transaction will involve the issuance of a substantial number of restricted shares of common stock. If such additional restricted shares of common stock are issued, our shareholders will experience a dilution in their ownership interest and a change in control may be expected to occur.

In connection with the plan to seek new business opportunities, we may seek to raise funds from the sale of restricted stock or debt securities. We have no agreements to issue any debt or equity securities and cannot predict whether equity or debt financing will become available at acceptable terms, if at all.

There are no limitations in our certificate of incorporation restricting our ability to borrow funds or raise funds through the issuance of restricted common stock to effect a reverse merger or acquisition type transaction. Our limited resources and lack of recent operating history may make it difficult to borrow funds or raise capital. Such inability to borrow funds or raise funds through the issuance of restricted common stock required to effect or facilitate a reverse merger or acquisition type transaction may have a material adverse effect on our financial condition and future prospects, including the ability to complete a reverse merger or acquisition type transaction. To the extent that debt financing ultimately proves to be available, any borrowing will subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the Footnotes to the financial statements.

Critical Accounting Policies and Estimates

We are a shell company and, as such, we do not employ critical accounting estimates. Should we resume operations we will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

The full text of our audited financial statements as of June 30, 2011 and 2010 begins on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mu Zhang, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Zhang concluded that as of June 30, 2011, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is defined under the Exchange Act as a process designed by, or under the supervision of, our CEO and CFO and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

--	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

--

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

Management's assessment of the effectiveness of the Company's internal control over financial reporting is as of the year ended June 30, 2011. We are currently considered to be a shell company in as much as we have no current operations, revenues or employees. Because we have only one officer and director, the Company's internal controls are deficient for the following reasons, (1) there are no entity level controls because there is only one person serving in the dual capacity of sole officer and sole director, (2) there are no segregation of duties as that same person approves, enters, and pays the Company's bills, and (3) there is no separate audit committee. As a result, the Company's internal controls have an inherent weakness which may increase the risks of errors in financial reporting under current operations and accordingly are deficient as evaluated against the criteria set forth in the Internal Control - Integrated Framework issued by the committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal controls over financial reporting were not effective as of June 30, 2011.

(c) Changes in internal control over financial reporting

We have also evaluated our internal control for financial reporting, and there were no changes in internal controls that occurred during the last fiscal quarter in our year ended June 30, 2011 that have materially affected or are reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, ages and positions of our current executive officer and director. The director will hold such office until the next annual meeting of shareholders and until her successor has been elected and qualified. The director and officer will devote her time to the Company's affairs on an as-needed basis.

Name	Age	Position
Mu Zhang	28	Chief Executive Officer, Chief Financial Officer, Secretary and Director

The board of directors prior to the Reorganization named Mu Zhang to be the sole officer and director of the Company effective from the time of effectiveness of the Reorganization. First Prestige, Inc., JD Infinity Holdings, Inc. and Catalpa Holdings, Inc. currently hold 665,180, 475,129 and 447,429 shares of the Company’s common stock, or 27.8%, 19.9% and 18.7% of the Company’s currently outstanding shares, respectively. First Prestige, Inc. is controlled by Hongtao Shi. JD Infinity Holdings, Inc. is controlled by Liuyi Zhang. Catalpa Holdings, Inc. is controlled by Fred Chang. Hongtao Shi, Liuyi Zhang and Fred Chang are the principals of Beijing Allstar Business Consulting Co., Ltd., which is the current employer of Mu Zhang, our sole officer and director.

It is the current intention of Mu Zhang and the principals of Beijing Allstar Business Consulting Co., Ltd. that the Company find a suitable operating company with which to enter into a reverse acquisition transaction.

Business Experience

The following summarizes the occupation and business experience for our officer and director.

Mu Zhang has served as our Chief Executive Officer, Chief Financial Officer, Secretary and Director since June 2011. Ms. Zhang has been employed as a Vice President of Beijing Allstar Business Consulting Co., Ltd. since April 2008. During the past three years, she has provided consulting services to Chinese companies seeking financing and listing opportunities in U.S. and Hong Kong stock markets. From January to September of 2006, she served as an English journalist with China Central Television. Ms. Zhang graduated from the University of Southampton, United Kingdom, with a master degree in Finance and Economics in 2007. She also holds a bachelor degree with dual majors in Accounting and English from Tianjin University of Finance and Economics, China. Ms. Zhang was selected to serve as a director of the Company because of her knowledge and experience in finance, accounting, and maintaining public companies, and her familiarity with the affairs of the Company.

Family relationships

There is no family relationship among any of our officers or directors.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that its sole member is able to read and understand fundamental financial statements and has substantial business experience that results in the member's financial sophistication. Accordingly, the board of directors believes that its sole member has the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Compensation

The following table sets forth all compensation awarded to, earned by or paid to all persons serving as the Company’s Chief Executive Officer and directors. There were no other executive officers whose total salary and bonus for the fiscal year ended June 30, 2011 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Mu Zhang Chief Executive Officer and Director (1)	2011 2010	0 0							0 0

Fengling Wang, Former Director (1)	2011 2010	5,884 5,143							5,884 5,143

Jieping Huang Former Director (1)	2011 2010	5,884 5,143							5,884 5,143

Jieming Huang, Former Chief Executive Officer and Director(1)	2011 2010	5,884 5,143							5,884 5,143

(1) On June 30, 2011, Jieming Huang resigned as an officer and director of the Company, Fengling Wang and Jieping Huang resigned as directors of the Company, and Mu Zhang was appointed as sole officer and director of the Company.

Employment Agreements

None of the members of the Board of Directors or members of the management team presently has employment agreements with us.

Outstanding Equity Awards at Fiscal Year End

There were no unexercised options, stock that has not vested or equity incentive plan awards for any named executive officer outstanding as of June 30, 2011.

Director Compensation

Our directors received salary compensation as disclosed in the Summary Compensation Table above, but no longer receive any such salary compensation. Our directors will not receive a fee for attending each board of directors meeting or meeting of a committee of the board of directors. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of September 13, 2011, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our directors and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, Suite 6A02, Hanwei Plaza, 7 Guanghua Rd., Beijing, China.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class (1)
Officers and Directors
Common Stock	Jieming Huang (2) Former Chief Executive Officer	286,313	12.0%
Common Stock	Mu Zhang (3) Chief Executive Officer and Director	0	0%
	All executive officers and directors as a group (2) (3)	286,313	12.0%
5% Beneficial Owners			%
Common Stock	Favor Jumbo Enterprises Limited(2) A-2301 Shi Jia Hua Ting Changzho, Jiangsu, PRC	286,313	12.0%
Common Stock	Catalpa Holdings Inc. (3)	447,429	18.7%
Common Stock	First Prestige Inc. (3)	665,180	27.8%
Common Stock	JD Infinity Holdings Inc. (3)	475,129	19.9%

(1) Based on 2,390,013 outstanding shares as of September 13, 2011.

(2) 286,313 shares are held in the name of Favor Jumbo Enterprises Limited, controlled by Qian Wang. Qian Wang is the wife of former Chief Executive Officer, Jieming Huang.

(3) First Prestige, Inc., JD Infinity Holdings, Inc. and Catalpa Holdings, Inc. currently hold 665,180, 475,129 and 447,429 shares of the Company’s common stock, or 27.8%, 19.9% and 18.7% of the Company’s currently outstanding shares, respectively. First Prestige, Inc. is controlled by Hongtao Shi. JD Infinity Holdings, Inc. is controlled by Liuyi Zhang. Catalpa Holdings, Inc. is controlled by Fred Chang. Hongtao Shi, Liuyi Zhang and Fred Chang are the principals of Beijing Allstar Business Consulting Co., Ltd., which is the current employer of Mu Zhang, our Chief Executive Officer. If such persons are considered a “group” under SEC rules, then their holdings would in the aggregate amount to 1,587,738 shares, or 66.4% of our outstanding common shares.

Change in Control

It is our current intention to find a suitable operating company with which to enter into a reverse acquisition transaction, which transaction would likely result in a change of control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Until we disposed of our operating subsidiary on June 30, 2011, we leased office and warehouse space from our former board director, Fengling Wang and Changzhou CTS Fashion Co., Ltd. Changzhou CTS Fashion Co., Ltd. is owned by our former chief executive officer, Jieming Huang.

Until we disposed of our operating subsidiary on June 30, 2011, our executive office was located at Minhang District, 89 Xinbang Road, Suite 305-B5, Shanghai, P.R. China, and consisted of approximately 3,340 square feet (310 square meters). The owner of this office was one of our former board directors, Fengling Wang. The lease term was from January 1, 2008 to December 31, 2012 for five years. The lease was provided to us at annual rate of RMB 60,000, approximately $8,809, which was at a market rate of monthly rent of RMB 15 per square meter in an area close to Shanghai.

Until we disposed of our operating subsidiary on June 30, 2011, we also had a 41,979 square feet (3,900 square meters) warehouse located in Jiafang Yuan, Building 7, 3rd floor, No.88 North Hubin Road, Wujing District, Changzhou, Jiangsu province, China. The lease was between Shanghai Baby Fox Fashion Co., Ltd. and a related party, Changzhou CTS Fashion Co., Ltd. The leasing term was from January 1, 2007 to December 31, 2011. The rent was RMB 150,000 per year, approximately $22,629, payable every six months, which approximates a market rate at RMB 3.20 per square meter per month for warehouse in Changzhou. Changzhou CTS Fashion Co., Ltd. is owned by our former chief executive officer, Jieming Huang. The rent is at a market rate.

Until we disposed of our operating subsidiary on June 30, 2011, we had a 16,146 square feet (1,500 square meters) office space at Jiafang Yuan, Building 5, 1st floor, No.88 North Hubin Road, Wujing District, Changzhou, Jiangsu province, China. The lease was between Shanghai Baby Fox Fashion Co., Ltd. and a related party, Changzhou CTS Fashion Co., Ltd. The leasing term was from January 1, 2007 to December 31, 2011. The rent was approximately $12,069 (RMB 80,000) per year payable every six months, which approximates the market rate at RMB 4.50 per square meters per month in this area of Changzhou.

Until we disposed of our operating subsidiary on June 30, 2011, we purchased a significant portion of our merchandise from Changzhou CTS which is owned by our former CEO. Products we bought from Changzhou include overcoats, wind coats, jackets, shirts, trousers, skirts and knitwear, etc. Products and designs ordered by Baby Fox were manufactured exclusively for us and not allowed to be sold to third parties. The quantity of purchases was based upon orders from Baby Fox stores and price was based on cost of production confirmed by our supervisors plus 10-15% markup covering general and administrative expenses. Other material terms such as delivery time were determined by our purchasing managers based on market condition and store demand. Changzhou CTS could not modify purchase terms without our prior approval. Total purchases from Changzhou CTS for the years ended June 30, 2011 and 2010 approximated $20,226,216 and $13,170,782, respectively. Our total accounts payable to Changzhou CTS as of June 30, 2011 and 2010 aggregated $0 and $9,510,853, respectively. These amounts were non-interest bearing and due on demand.

Total payments we made to Changzhou CTS for the years ended June 30, 2011 and 2010 were $2,925,542 and $13,724,785, respectively.

On February 18, 2008, we entered into a loan agreement with our former CEO, Jieming Huang, pursuant to which, we borrowed $810,160. The loan agreement was subject to a five-year term with five percent annual interest (5%). Interest expense accrued for the loan was $40,508 and $40,508 in each of fiscal 2011 and 2010, respectively. We did not make any payments of such accrued interest before such loan was novated, and we were released with respect to any obligation with respect to such loan, on June 30, 2011. As of June 30, 2011, the loan and related interest became the obligation of Newco as a result of the Novation Agreement discussed above.

On June 30, 2011, the Company entered into and closed a Reorganization Agreement with our former operating subsidiary Shanghai Baby Fox, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, the Company transferred all of its ownership interest in Shanghai Baby Fox, its operating subsidiary, to Newco in exchange for all of the capital stock of Newco, and then transferred all of its ownership interest in Newco to Baby Fox Limited, its former majority shareholder which is wholly owned by Hitoshi Yoshida, and Hitoshi Yoshida, in consideration for Baby Fox Limited and Hitoshi Yoshida agreeing to cancelation of an aggregate of 38,057,487 shares of the Company’s Common Stock previously held by them, which shares constituted approximately 94% of the Company’s outstanding shares of Common Stock. As a result of the disposition of Newco and Shanghai Baby Fox, the Company currently has no subsidiaries and has disposed of nearly all of its operating assets other than a bank account with a small balance for current operating expenses.

The Reorganization was structured with the intent that the operating company should be transferred from the Company to Baby Fox Limited and Mr. Yoshida in exchange for their cancellation of their shares in the Company while the remaining shareholders in the Company should receive the residual value in the Company as a shell company available to enter into some future transaction with another operating company.

Our board of directors approved these transactions listed above. We have no independent board members.

Besides related party transaction stated above, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since July 1, 2009 or in any proposed transaction to which we are proposed to be a party:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GBH CPAs, PC served as our independent accountants for part of the fiscal year ended June 30, 2011 and Friedman LLP served as our independent accountants for the fiscal year ended June 30, 2010 and part of the fiscal year ended June 30, 2011.

During the fiscal years ended June 30, 2010 and June 30, 2011, fees for services provided by Friedman LLP and GBH CPAs, PC, respectively, were as follows:

	2010	2011
Audit fees(1)	$64,181	$59,000	(3)
Audit-related fees	-	-
Tax fees(2)	1,256	-
All other fees	-	-
Total	65,438	59,000	(3)

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

(3)	$22,000 of such amount was attributable to GBH CPAs, PC and $27,000 of such amount was attributable to Friedman LLP.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by GBH CPAs, PC for our financial statements as of and for the year ended June 30, 2011.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

I. Listing of Documents

(1) Financial Statements.

Reports of Independent Registered Public Accounting Firms

Balance Sheets as of June 30, 2011 and 2010

Statements of Operations and Other Comprehensive Loss for the Years Ended June 30, 2011 and 2010

Statement of Changes in Stockholders’ Equity (Deficit) for the Years Ended June 30, 2011 and 2010

Statements of Cash Flows for the Years Ended June 30, 2011 and 2010

Notes to Financial Statements

(3) The following Exhibits are filed as part of this report on Form 10-K:

Exhibit
Number	Description of Exhibit
3.1	Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form S-1 filed with the SEC on May 12, 2008).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the registrant’s Form 8-K filed with the SEC on July 7, 2011).

10.1	Reorganization Agreement dated June 30, 2011, by and among Baby Fox International, Inc., Shanghai Baby Fox Fashion Co., Ltd., Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on July 7, 2011).

10.2	Novation Agreement dated June 30, 2011, by and among Jieming Huang, Baby Fox International, Inc. and BBFX Holding Corp. (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the SEC on July 7, 2011).

10.3	Termination Agreement dated June 30, 2011, between Baby Fox International, Inc. and Beijing Allstar Business Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the SEC on July 7, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the registrant’s Form S-1 filed with the SEC on May 12, 2008).

21.1*	Subsidiaries of the registrant.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABY FOX INTERNATIONAL, INC.

Date: September 27, 2011	By: /s/ Mu Zhang
Mu Zhang
Chief Executive Officer,
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

By: /s/ Mu Zhang	Chief Executive Officer, Chief Financial Officer, Secretary and sole Director	September 27, 2011
Mu Zhang	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Baby Fox International, Inc.
Beijing, China

We have audited the accompanying balance sheet of Baby Fox International, Inc. (the “Company”) as of June 30, 2011, and the related statements of operations and other comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Baby Fox International, Inc. as of June 30, 2011 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a working capital deficiency, has no stabilized source of revenues and needs additional cash resources to maintain its operations. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

September 27, 2011

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company’s losses, negative cash flows from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP
Friedman LLP

Marlton, NJ

September 27, 2010, except for Note 2, as to which the date is September 27, 2011

BABY FOX INTERNATIONAL, INC.
BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS
CURRENT ASSETS:

Cash	$16,549	$19,096
Current assets from discontinued operation	-	9,991,767

TOTAL CURRENT ASSETS	16,549	10,010,863

Long-term assets from discontinued operation	-	258,138

TOTAL ASSETS	$16,549	$10,269,001

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accrued liabilities	$5,000	$87,354
Current liabilities from discontinued operations	-	16,407,202

TOTAL CURRENT LIABILITIES	5,000	16,494,556

LONG-TERM LIABILITIES FROM DISCONTINUED OPERATIONS	-	810,160

TOTAL LIABILITIES	5,000	17,304,716

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 2,390,013 and 40,427,500 shares issued and outstanding as of June 30, 2011 and 2010, respectively	2,390	40,427
Additional paid-in capital	69,980	-
Accumulated deficit	(60,821)	(7,095,053)
Accumulated other comprehensive income	-	18,911

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	11,549	(7,035,715)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$16,549	$10,269,001

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	FOR THE YEAR ENDED JUNE 30,
	2011	2010

REVENUE	$-	$-

OPERATING EXPENSES:
General and administrative expenses	219,215	231,862

TOTAL OPERATING EXPENSES	219,215	231,862

NET LOSS FROM CONTINUING OPERATIONS	(219,215)	(231,862)

DISCONTINUED OPERATIONS (NET OF TAXES)
Loss from discontinued operations	(1,441,116)	(203,669)

NET LOSS	(1,660,331)	(435,531)

OTHER COMPREHENSIVE INCOME (LOSS):
Effect of reorganization	314,754	-
Foreign currency translation loss	(333,665)	(30,722)

COMPREHENSIVE LOSS	$(1,679,242)	$(466,253)

BASIC AND DILUTED LOSS PER SHARE
Continuing operations	$(0.01)	$(0.00)
Discontinued operations	(0.03)	(0.01)
Total	$(0.04)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	40,443,304	40,427,500

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

							ACCUMULATED
	PREFERRED				ADDITIONAL		OTHER	TOTAL
	STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	Shares	Amount	Shares	Amount	CAPITAL	DEFICITS	INCOME (LOSS)	EQUITY(DEFICIT)
BALANCES - June 30, 2009	-	$-	$40,427,500	$40,427	$-	$(6,659,522)	$49,633	$(6,569,462)
Net loss	-	-	-	-	-	(435,531)	-	(435,531)
Foreign currency translation adjustment	-	-	-	-	-	-	(30,722)	(30,722)
BALANCES - June 30, 2010	-	-	40,427,500	40,427	-	(7,095,053)	18,911	(7,035,715)
Common stock issued for legal services	-	-	20,000	20	69,980	-	-	70,000
Effect of reorganization	-	-	(38,057,487)	(38,057)	-	8,694,563	314,754	8,971,260
Net loss	-	-	-	-	-	(1,660,331)	-	(1,660,331)
Foreign currency translation adjustment	-	-	-	-	-	-	(333,665)	(333,665)
BALANCES - June 30, 2011	-	$-	$2,390,013	$2,390	$69,980	$(60,821)	$-	$11,549

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED JUNE 30,
	2011	2010

OPERATING ACTIVITIES:
Net loss	$(1,660,331)	$(435,531)
Net loss from discontinued operations	1,441,116	203,669
Net loss from continuing operations, net of income taxes	(219,215)	(231,862)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Common stock issued for legal services	70,000	-
Change in operating assets and liabilities:
Accrued liabilities	146,668	231,431

NET CASH USED IN OPERATING ACTIVITIES	(2,547)	(431)

DECREASE IN CASH	(2,547)	(431)

CASH - BEGINNING OF THE PERIOD	19,096	19,527

CASH - END OF THE PERIOD	$16,549	$19,096

DISCONTINUED OPERATIONS:
Net cash used in operating activities	$(2,763,795)	$(2,051,626)
Net cash used in investing activities	(94,720)	(10,111)
Net cash provided by financing activities	2,887,830	1,929,137

INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	29,315	(132,600)

EFFECT OF FOREXCHANGE RATES ON CASH & CASH EQUIVALENTS	8,682	1,110

CASH - BEGINNING OF THE YEAR FROM DISCONTINUED OPERATIONS	161,380	292,870
CASH - END OF THE YEAR FROM DISCONTINUED OPERATIONS	$199,377	$161,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Income tax paid	$-	$-
Interest expense paid	$-	$-

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
NOTES TO FINANCIAL STATEMENTS

1. HISTORY AND ORGANIZATION OF THE COMPANY

Baby Fox International, Inc. (the “Company”), through its wholly-owned subsidiary Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) was a specialty retailer, developer and designer of fashionable, value-priced women’s apparel and accessories. The Company primarily sold merchandise through its corporate-owned stores located within upscale shopping malls across China. The mall operator collected the proceeds of sales from customers and remits the proceeds, net of rent and other charges, to the Company. In addition, the Company sold merchandise to licensed non-corporate owned stores which only carry the Baby Fox brand merchandise.

On June 30, 2011, the Company entered into and closed a reorganization agreement (the “Reorganization Agreement”), with Shanghai Baby Fox, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, the Company transferred all of its ownership interest in Shanghai Baby Fox, its operating subsidiary, to Newco in exchange for all of the capital stock of Newco (the “Subsidiary Transfer”), and then transferred all of its ownership interest in Newco to Baby Fox Limited, its majority shareholder which is wholly owned by Hitoshi Yoshida (the “Disposition”). Accordingly, Baby Fox Limited and Hitoshi Yoshida canceled an aggregate of 38,057,487 shares of the Company’s common stock held by them, which shares constituted approximately 94% of the Company’s outstanding shares of common stock immediately before the cancellation. (the “Share Cancellation” and, together with the Subsidiary Transfer and the Disposition, the “Reorganization”).

On June 30, 2011, the Company entered into a novation agreement (the “Novation Agreement”) with Jieming Huang and Newco, pursuant to which Newco became the obligor and assumed all of the obligations and rights of the Company (the “Novation”) under that certain Loan Agreement dated February 18, 2008 (the “Original Loan Agreement”), pursuant to which Jieming Huang provided a loan with a principal amount of $810,160 and with a five percent annual interest rate to the Company. As a result of the Novation, the Company is no longer a party to the Original Loan Agreement and is no longer obligated to repay the related loan balance. At the time of entering into the Novation Agreement, Jieming Huang was the Chief Executive Officer and a director of the Company.

2. DISCONTINUED OPERATIONS

As discussed in Note 1, the Company completed its Reorganization on June 30, 2011. The Reorganization resulted in an addition of $8,694,563 to the retained earnings, which was primarily comprised of net liabilities assumed by Newco and the recognition of the accumulated foreign currency translation gain of $314,754.

Shanghai Baby Fox has been reflected as discontinued operations for all periods presented in the Company’s financial statements. Accordingly, the revenue, costs, expenses, assets and liabilities of Shanghai Baby Fox have been reported separately in the statements of operations and balance sheets for all periods presented. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense. Interest expenses were $117,205 and $124,191 for the years ended June 30, 2011 and 2010, respectively. Interest expenses on debt were all allocated to discontinued operations as all debt outstanding on the Reorganization date was assumed by the Newco as a result of the Reorganization.

The amounts reported as assets of the discontinued operations comprise the following:

June 30, 2010

Cash	$161,380
Accounts receivable, net	2,863,542
Inventory, net	6,808,309
Prepaid expenses and other current assets	158,536
TOTAL CURRENT ASSETS	9,991,767
Property and equipment, net	51,037
Deposits	207,101
TOTAL ASSETS	$10,249,905

The amounts reported as liabilities of the discontinued operations comprise the following:

June 30, 2010

Accounts payable – trade	$515,298
Accounts payable – affiliated company	9,510,853
Deposits payable & customer advances	1,263,502
Accrued expenses and other current liabilities	2,663,866
Loans payable - officer and stockholder	35,341
Current portion of long-term debt	1,575,638
Dividends payable	842,704
TOTAL CURRENT LIABILITIES	16,407,202
LONG-TERM DEBT	810,160
TOTAL LIABILITIES	$17,217,362

The amounts reported in loss from discontinued operations were as follows:

	For years ended June 30,
	2011	2010

Revenues	$23,838,253	$25,199,660
Loss from discontinued operations before income taxes	1,345,994	203,669
Loss from operation of discontinued operations, net of taxes	1,126,362	203,669
Loss from disposal of discontinued operations	314,754	-
Loss from discontinued operations	(1,441,116)	203,669

RELATED PARTY TRANSACTIONS:

The Company purchased 100% of its merchandise for the years ended June 30, 2011 and 2010 from Changzhou CTS Fashion Co., Ltd. (“CTS”) which was owned by the former majority shareholder and Chief Executive Officer (“CEO”) of the Company. Total purchases from CTS amounted to $20,226,216 and $13,170,782 for the years ended June 30, 2011 and 2010, respectively.

Total accounts payable to CTS as of June 30, 2011 and 2010 were $0 and $9,510,853, respectively. These payables do not bear interest and are due upon demand during the normal course of business operations. Payables to CTS as of June 30, 2010 have been reclassified to current liabilities from discontinued operations.

The Company also rents warehouse and office space from CTS and one of its former board directors, Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $34,684 and $9,048 for the year ended June 30, 2011 and $33,767 and $8,809 for the year ended June 30, 2010, respectively. Rent to related parties is included in the loss from discontinued operations.

On February 18, 2008, The Company entered into a loan agreement with its former CEO, Jieming Huang, pursuant to which, the Company borrowed $810,160 from Mr. Jieming Huang. The loan agreement is subject to a five-year term with five percent (5%) annual interest payable in arrears. Loan from Mr. Jieming Huang is included in the accompanying financial statements as long-term debt and has been reclassified to liabilities of discontinued operations. As of June 30, 2011, the loan is the obligation of Newco.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The financial statements include the accounts of the Company and its wholly-owned subsidiary, Shanghai Baby Fox. All significant inter-company balances and transactions have been eliminated. The financial statements of fiscal year 2010 were restated to reflect the discontinuation of Shanghai Baby Fox.

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

Translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. The Company did not have any material transaction gain or loss for the years ended June 30, 2011 and 2010.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

Income taxes

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, of the Company recognizes future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Loss per share

Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential of shares of common stock outstanding during the period including stock options or warrants, using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of stock options or warrants), and convertible debt or convertible preferred stock, using the if-converted method. EPS excludes all potential dilutive shares of common stock if their effect is anti-dilutive.

For the years ended June 30, 2011 and 2010, there were no potentially dilutive financial instruments outstanding. Basic and diluted loss per share is computed as net loss divided by the weighted-average number of common shares outstanding for the period.

Recent accounting pronouncements

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

4. GOING CONCERN

As reflected in the accompanying financial statements, the Company has a working capital deficiency, has no stabilized source of revenues and needs additional cash resources to maintain its operations. These factors raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent on its ability to raise additional capital or obtain necessary debt financing. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management is currently working on a new business plan and looking for additional funding sources to support its ongoing business.

5. EQUITY TRANSACTIONS

On September 16, 2010, the Company issued 20,000 shares to The Crone Law Group for legal services valued at $70,000. The shares consisted of 10,000 shares for the firm’s work on the registration statement on Form S-1 and 10,000 shares for the reduced hourly rate offered for the firm’s on-going work. These shares were recorded by the Company on the grant date at their fair values.

In connection to the Reorganization, an aggregate of 38,057,487 shares of the Company’s Common Stock held by Baby Fox Limited and Hitoshi Yoshida were cancelled on June 30, 2011.