Form 10-Q
period 2011-11-14
Baby Fox International, Inc.
filed 2011-11-14
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

+ 86 10 6562 9889
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

Yes [X]             No [    ]

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

Yes [X]             No [    ]

Number of shares of common stock outstanding as of November 8, 2011: 2,390,013

INDEX

		Page No.
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Balance Sheets as of September 30, 2011 and June 30, 2011	1
	Statements of Operations and Other Comprehensive Income (Loss) for the Three Months Ended September 30, 2011 and 2010 and from July 1, 2011 (Re-entrance into Development Stage) through September 30, 2011	2
	Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended September 30, 2011	3
	Statements of Cash Flows for the Three Months Ended September 30, 2011 and from July 1, 2011 through September 30, 2011	4
	Notes to Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition And Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	10
Item 4.	Controls and Procedures	10
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	10
Item 1A.	Risk Factors	11
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3.	Defaults Upon Senior Securities	11
Item 5.	Other Information	11
Item 6.	Exhibits	11
SIGNATURES		12

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

This quarterly report contains forward-looking statements, including statements regarding, among other things, our intent to enter into a reverse acquisition transaction and/or obtain additional financing. These statements may be found under “Management's Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this quarterly report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our prior annual report and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in the quarterly report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	September 30,	June 30,
	2011	2011

ASSETS
CURRENT ASSETS:
Cash	$14,877	$16,549

TOTAL ASSETS	$14,877	$16,549

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accrued liabilities	$9,588	$5,000
Note payable	17,218	-

TOTAL LIABILITIES	26,806	5,000

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 2,390,013 shares issued and outstanding	2,390	2,390
Additional paid-in capital	69,980	69,980
Accumulated deficit	(60,821)	(60,821)
Deficit accumulated during the development stage	(23,478)	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(11,929)	11,549

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$14,877	$16,549

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)

			FROM JULY 1, 2011
			(RE-ENTRANCE INTO
			DEVELOPMENT
	FOR THE THREE MONTHS		STAGE)
	ENDED SEPTEMBER 30,		THROUGH
	2011	2010	SEPTEMBER 30, 2011
REVENUE	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	23,478	238,038	23,478

TOTAL OPERATING EXPENSES	23,478	238,038	23,478

NET LOSS FROM CONTINUING OPERATIONS	(23,478)	(238,038)	(23,478)

DISCONTINUED OPERATIONS (NET OF TAXES)

Income from discontinued operations	-	501,420	-

NET INCOME (LOSS)	(23,478)	263,382	(23,478)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss related to discontinued operations	-	(80,094)	-

COMPREHENSIVE INCOME (LOSS)	$(23,478)	$183,288	$(23,478)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	0.02
Total	$(0.01)	$0.01

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	2,390,013	40,430,761

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

							DEFICIT
							ACCUMULATED	TOTAL
	PREFERRED STOCK		COMMON STOCK		ADDITIONAL		DURING THE	STOCKHOLDERS'
					PAID-IN	ACCUMULATED	DEVELOPMENT	EQUITY
	Shares	Amount	Shares	Amount	CAPITAL	DEFICITS	STAGE	(DEFICIT)

BALANCE - June 30, 2011	-	-	2,390,013	2,390	69,980	(60,821)	-	11,549

Net Loss	-	-	-	-	-		(23,478)	(23,478)

BALANCE- September 30, 2011	-	$-	2,390,013	$2,390	$69,980	$(60,821)	$(23,478)	$(11,929)

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			FROM JULY 1, 2011
			(RE-ENTRANCE INTO
			DEVELOPMENT
	FOR THE THREE MONTHS ENDED		STAGE)
	SEPTEMBER 30,		THROUGH
	2011	2010	SEPTEMBER 30, 2011

OPERATING ACTIVITIES:

Net income (loss)	$(23,478)	$263,382	$(23,478)
Income from discontinued operations	-	(501,420)	-
Net loss from continuing operations	(23,478)	(238,038)	(23,478)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:

Common stock issued for legal services	-	70,000	-
Change in operating assets and liabilities:
Accrued liabilities	4,588	167,068	4,588

NET CASH USED IN OPERATING ACTIVITIES	(18,890)	(970)	(18,890)

FINANCING ACTIVITIES:
Proceeds from note payable	17,218	-	17,218
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,218	-	17,218

DECREASE IN CASH	(1,672)	(970)	(1,672)

CASH - BEGINNING OF THE PERIOD	16,549	19,096	16,549

CASH - END OF THE PERIOD	$14,877	$18,126	$14,877

DISCONTINUED OPERATIONS
Net cash used in operating activities	$-	$(1,154,791)	$-
Net cash used in investing activities	-	(1,824)	-
Net cash provided by financing activities	-	1,106,048	-

DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	(50,567)	-

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	1,824	-

CASH - BEGINNING OF THE PERIOD FROM DISCONTINUED OPERATIONS	-	161,380	-

CASH - END OF THE PERIOD FROM DISCONTINUED OPERATIONS	$-	$112,637	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

Income tax paid	$-	$-	$-
Interest expense paid	$-	$-	$-

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements as of September 30, 2011 and for the three months ended September 30, 2011 and 2010 and for the period from July 1, 2011 (re-entrance into development stage) to September 30, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows for the three months ended September 30, 2011 and 2010 and for the period from July 1, 2011 (re-entrance into development stage) to September 30, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2012. The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2011 as included in our report on Form 10-K.

NOTE 2 – OPERATIONS

Organization

Until June 30, 2011, Baby Fox International, Inc. (the “Company”), through its wholly-owned subsidiary Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) was a specialty retailer, developer and designer of fashionable, value-priced women’s apparel and accessories. The Company primarily sold merchandise through its corporate-owned stores located within upscale shopping malls across China. The mall operator collected the proceeds of sales from customers and remits the proceeds, net of rent and other charges, to the Company. In addition, the Company sold merchandise to licensed non-corporate owned stores which only carry the Baby Fox brand merchandise.

On June 30, 2011, the Company entered into and closed a reorganization agreement (the “Reorganization Agreement”), with Shanghai Baby Fox, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, the Company transferred all of its ownership interest in Shanghai Baby Fox, its operating subsidiary, to Newco in exchange for all of the capital stock of Newco (the “Subsidiary Transfer”), and then transferred all of its ownership interest in Newco to Baby Fox Limited, its majority shareholder which is wholly owned by Hitoshi Yoshida (the “Disposition”). Accordingly, Baby Fox Limited and Hitoshi Yoshida canceled an aggregate of 38,057,487 shares of the Company’s common stock held by them, which shares constituted approximately 94% of the Company’s outstanding shares of common stock immediately before the cancellation (the “Share Cancellation” and, together with the Subsidiary Transfer and the Disposition, the “Reorganization”).

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

As a result of the Reorganization, the Company changed from an operating company to a company in development stage on July 1, 2011. The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

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

NOTE 3 – DISCONTINUED OPERATIONS

As discussed in Note 2, the Company completed its Reorganization on June 30, 2011. The Reorganization resulted in an addition of $8,694,563 to retained earnings, which was primarily comprised of net liabilities assumed by Newco and the recognition of the accumulated foreign currency translation gain of $314,754.

Shanghai Baby Fox has been reflected as discontinued operations for all periods presented in the Company’s financial statements. Accordingly, the revenue, costs, and expenses of Shanghai Baby Fox have been reported separately in the statements of operations and cash flows for the three months ended September 30, 2011. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense. Interest expenses were $31,251 for the three months ended September 30, 2010 and were all allocated to discontinued operations as all debt outstanding on the Reorganization date was assumed by the Newco as a result of the Reorganization.

The amounts reported in income from discontinued operations for the three months ended September 30, 2010 were as follows:

Sales	$5,254,938
Cost of goods sold	1,966,484
Gross profit	3,288,454
Operating expenses	2,762,514
Operating income	525,940
Other expenses-net	(24,520)
Income from discontinued operations (net of income taxes of $0)	$501,420

Related Party Transactions

Shanghai Baby Fox purchased 100% of its merchandise for the three months ended September 30, 2010 from Changzhou CTS Fashion Co., Ltd. (“CTS”) which was owned by the former majority shareholder and Chief Executive Officer (“CEO”) of the Company. Total purchases from CTS amounted to $4,533,181 for the three months ended September 30, 2010.

Shanghai Baby Fox also rented warehouse and office space from CTS and one of its former board directors, Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $8,524 and $2,224 for the three months ended September 30, 2010. Rent to related parties is included in the loss from discontinued operations.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The unaudited interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Shanghai Baby Fox. All significant inter-company balances and transactions have been eliminated. The financial statements for the three months ended September 30, 2010 were restated to reflect the discontinuation of Shanghai Baby Fox.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company includes in cash and cash equivalents all short-term, highly liquid investments that mature within three months of their acquisition date. Cash equivalents consist principally of investments in interest-bearing demand deposit accounts and liquidity funds with financial institutions and are stated at cost, which approximates fair value.

Income (Loss) per share

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

For the three months ended September 30, 2011 and 2010, there were no potentially dilutive financial instruments outstanding. Basic and diluted income (loss) per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period.

Recent accounting pronouncements

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 5 – NOTE PAYABLE

As of September 30, 2011, the Company was indebted to a third party for cash advances of $17,218. The amount is unsecured, non-interest bearing and due on demand.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended September 30, 2011 and 2010
(Unaudited)

NOTE 6 – EQUITY TRANSACTIONS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Baby Fox International, Inc. (“Baby Fox”) for the three months ended September 30, 2011 and 2010 should be read in conjunction with Baby Fox’ consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our most recent annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our Company

Baby Fox International, Inc. (“Baby Fox”, "we" or the “Company”) is a Nevada corporation organized on August 13, 2007 by Hitoshi Yoshida, a Japanese citizen, as a listing vehicle to acquire Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) and to be quoted on the Over-The-Counter Bulletin Board (“OTCBB”). Shanghai Baby Fox, our former wholly owned China-based subsidiary, was originally founded by our former board director, Fengling Wang, in March 2006 under PRC laws. On September 20, 2007, we entered into an Equity Share Acquisition Agreement with Fengling Wang. Pursuant to the Equity Share Acquisition Agreement, we purchased 100% of the equity shares of Shanghai Baby Fox in exchange for RMB 5.72 million, approximately equivalent to $806,608. At the time of the acquisition Hitoshi Yoshida and Fengling Wang were married to each other, this transaction was deemed between entities under common control and the transaction was treated as a reverse merger and, accordingly, Shanghai Baby Fox was the accounting acquirer and Baby Fox was the legal acquirer. The acquisition was consummated on November 26, 2007 when we received the Certificate of Approval from the Shanghai Foreign Economic Relation & Trade Commission.

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

We have no capital and must depend on our controlling shareholders to provide us with the necessary funds to implement our business plan, although they are under no obligation to do so. Mu Zhang, our sole officer and director, will be primarily responsible for investigating acquisition opportunities with the assistance of certain major shareholders. However, we believe that business opportunities may also come to our attention from various sources, including our professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

Results of Operations

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

The Company generated no revenue during the three months ended September 30, 2011. For a comparison, during the three months ended September 30, 2010, the Company had no revenue as well in the continuing operations.

A total of $23,478 of operating expenses was incurred during the three months ended September 30, 2011. This compares to $238,038 in expenses during the three months ended September 30, 2010. The decrease in operating expenses was due to the decrease in professional and legal expenses as a result of the Company’s transition from an operating company to a shell company.

Liquidity and Capital Resources

As of September 30, 2011, we had $14,877 in cash compared to $16,549 as of June 30, 2011.

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the Company will be present for the foreseeable future. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should the management and significant stockholders fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company's need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mu Zhang, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Zhang concluded that as of September 30, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management's Report on Internal Control over Financial Reporting contained in the Company’s 2011 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There has been no material change in the Company's risk factors as previously disclosed in the Company's Annual Report on Form 10-K filed with the SEC on September 28, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BABY FOX INTERNATIONAL, INC.

Date: November 14, 2011

By: /s/ Mu Zhang
        Mu Zhang
        Chief Executive Officer and Chief Financial Officer
        (Principal Executive Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase