Form 10-Q
period 2011-12-31
Baby Fox International, Inc.
filed 2012-02-14
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-150835

BABY FOX INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0775642
(State of other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Suite 6A02, Hanwei Plaza, 7 Guanghua Rd.
Beijing, China	100004
(Address of principal executive offices)	(Zip Code)

+ 86 10 6562 9889
(Registrant’s telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]      No [_]

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

Yes [X]      No [_]

Number of shares of common stock outstanding as of February 13, 2012: 2,390,013

INDEX

		Page No.
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Balance Sheets as of December 31, 2011 and June 30, 2011	1
	Statements of Operations and Other Comprehensive Income (Loss) for the Three and Six Months Ended December 31, 2011 and 2010 and from July 1, 2011 (Re-entrance into Development Stage) through December 31, 2011	2
	Statement of Changes in Stockholders’ Equity (Deficit) from July 1, 2011 (re-entrance into Development Stage) through December 31, 2011	3
	Statements of Cash Flows for the Six Months Ended December 31, 2011 and 2010 and from July 1, 2011 through December 31, 2011	4
	Notes to Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	11
Item 4.	Controls and Procedures	11
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	12
Item 1A.	Risk Factors	12
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3.	Defaults Upon Senior Securities	12
Item 5.	Other Information	12
Item 6.	Exhibits	13
SIGNATURES		14

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

This quarterly report contains forward-looking statements, including statements regarding, among other things, our intent to enter into a reverse acquisition transaction and/or obtain additional financing. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as in this quarterly report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" in our prior annual report and matters described in this quarterly report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this quarterly report will in fact occur.

Except as otherwise required by applicable laws, we undertake no obligation to publicly update or revise any forward-looking statements described in the quarterly report, whether as a result of new information, future events, changed circumstances or any other reason after the date of this quarterly report.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash	$11,150	$16,549
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$11,150	$16,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued liabilities	$5,329	$5,000
Advances payable	30,180	-
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	35,509	5,000

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 2,390,013 shares issued and outstanding	2,390	2,390
Additional paid-in capital	69,980	69,980
Accumulated deficit	(96,729)	(60,821)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,359)	11,549
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,150	$16,549

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

					FROM JULY 1, 2011
	FOR THE THREE				(RE-ENTRANCE INTO
	MONTHS ENDED		FOR THE SIX MONTHS		DEVELOPMENT
	DECEMBER 31,		ENDED DECEMBER 31,		STAGE) THROUGH
	2011	2010	2011	2010	DECEMBER 31, 2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	12,430	25,378	35,908	263,416	35,908

TOTAL OPERATING EXPENSES	12,430	25,378	35,908	263,416	35,908

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(12,430)	(25,378)	(35,908)	(263,416)	(35,908)

DISCONTINUED OPERATIONS (NET OF TAXES)
Income from discontinued operations	-	869,965	-	1,371,385	-

NET INCOME (LOSS)	(12,430)	844,587	(35,908)	1,107,969	(35,908)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation loss related to discontinued operations	-	(60,841)	-	(140,935)	-

COMPREHENSIVE INCOME (LOSS)	$(12,430)	$783,746	$(35,908)	$967,034	$(35,908)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.01)	$0.00	$(0.02)	$(0.00)	$(0.02)
Discontinued operations	-	0.02	-	0.03	-
Total	$(0.01)	$0.02	$(0.02)	$0.03	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE

SHARES OUTSTANDING	2,390,013	40,447,500	2,390,013	40,439,130	2,390,013

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

							ACCUMULATED
							OTHER	TOTAL
					ADDITIONAL		COMPREHENSIVE	STOCKHOLDERS’
	PREFERRED STOCK		COMMON STOCK		PAID-IN	ACCUMULATED	INCOME	EQUITY
	Shares	Amount	Shares	Amount	CAPITAL	DEFICIT	(LOSS)	(DEFICIT)
BALANCES - June 30, 2010	-	$-	40,427,500	$40,427	$-	$(7,095,053)	$18,911	$(7,035,715)
Common stock issued for legal services	-	-	20,000	20	69,980	-	-	70,000

Effect of reorganization	-	-	(38,057,487)	(38,057)	-	8,694,563	314,754	8,971,260

Net loss	-	-	-	-	-	(1,660,331)	-	(1,660,331)
Foreign currency translation adjustment	-	-	-	-	-	-	(333,665)	(333,665)
BALANCES - June 30, 2011	-	-	2,390,013	2,390	69,980	(60,821)	-	11,549

Net loss	-	-	-	-	-	(35,908)	-	(35,908)
BALANCES - December 31, 2011	-	$-	2,390,013	$2,390	$69,980	$(96,729)	$-	$(24,359)

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			FROM JULY 1, 2011
			(RE-ENTRANCE INTO
	FOR THE SIX MONTHS ENDED		DEVELOPMENT
	DECEMBER 31,		STAGE) THROUGH
	2011	2010	DECEMBER 31, 2011

OPERATING ACTIVITIES:
Net income (loss)	$(35,908)	$1,107,969	$(35,908)
Income from discontinued operations	-	1,371,385	-
Net loss from continuing operations	(35,908)	(263,416)	(35,908)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Common stock issued for legal services	-	70,000	-
Change in operating assets and liabilities:
Accrued liabilities	329	191,921	329
NET CASH USED IN OPERATING ACTIVITIES	(35,579)	(1,495)	(35,579)

FINANCING ACTIVITIES:
Proceeds from third party advances	30,180	-	30,180
NET CASH PROVIDED BY FINANCING ACTIVITIES	30,180	-	30,180

DECREASE IN CASH	(5,399)	(1,495)	(5,399)

CASH - BEGINNING OF THE PERIOD	16,549	19,096	16,549

CASH - END OF THE PERIOD	$11,150	$17,601	$11,150

DISCONTINUED OPERATIONS
Net cash used in operating activities	$-	$(2,580,612)	$-
Net cash used in investing activities	-	(10,082)	-
Net cash provided by financing activities	-	2,680,844	-
DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	90,150	-
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	5,244	-
CASH - BEGINNING OF THE PERIOD FROM DISCONTINUED OPERATIONS	-	161,380	-
CASH - END OF THE PERIOD FROM DISCONTINUED OPERATIONS	$-	$256,774	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Income tax paid	$-	$-	$-
Interest expense paid	$-	$-	$-

See accompanying notes to financial statements.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2011 and 2010
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements as of December 31, 2011, for the three and six months ended December 31, 2011 and 2010, and for the period from July 1, 2011 (re-entrance into development stage) through December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of December 31, 2011, the results of operations and cash flows for the three and six months ended December 31, 2011 and 2010, and for the period from July 1, 2011 (re-entrance into development stage) through December 31, 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month periods ended December 31, 2011 and for the period from July 1, 2011 (Re-entrance into development stage) through December 31, 2011 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2012. The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 – OPERATIONS

ORGANIZATION

Until June 30, 2011, Baby Fox International, Inc. (the “Company”), through its wholly-owned subsidiary Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”) was a specialty retailer, developer and designer of fashionable, value-priced women’s apparel and accessories. The Company primarily sold merchandise through its corporate-owned stores located within upscale shopping malls across China. The mall operator collected the proceeds of sales from customers and remitted the proceeds, net of rent and other charges, to the Company. In addition, the Company sold merchandise to licensed non-corporate owned stores which only carry the Baby Fox brand merchandise.

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

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2011 and 2010
(Unaudited)

As a result of the Reorganization, the Company changed from an operating company to a company in development stage on June 30, 2011. The current primary activity of the Company involves seeking a company or companies that it can acquire or with which it can merge.

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

Shanghai Baby Fox has been reflected as discontinued operations for all periods presented in the Company’s financial statements. Accordingly, the revenue, costs, and expenses of Shanghai Baby Fox have been reported separately in the statements of operations and cash flows for the three and six months ended December 31, 2011. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense. Interest expenses were $31,497 and $62,748 for the three and six months ended December 31, 2010, respectively, and were all allocated to discontinued operations as all debt outstanding on the Reorganization date was assumed by the Newco as a result of the Reorganization.

The amounts reported in income from discontinued operations for the three and six months ended December 31, 2010 were as follows:

	Three Months Ended	Six Months Ended
	December 31, 2010	December 31, 2010

Sales	$6,765,134	$12,020,072
Cost of goods sold	(3,003,546)	(4,970,030)
Gross profit	3,761,588	7,050,042
Operating expenses	(2,862,257)	(5,624,771)
Operating income	899,331	1,425,271
Other expenses-net	(29,366)	(53,886)
Income from discontinued operations (net of income taxes of $0)	$869,965	$1,371,385

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2011 and 2010
(Unaudited)

Related Party Transactions

Shanghai Baby Fox purchased 100% of its merchandise for the six months ended December 31, 2010 from Changzhou CTS Fashion Co., Ltd. (“CTS”) which was owned by the former majority shareholder and Chief Executive Officer (“CEO”) of the Company. Total purchases from CTS amounted to $6,992,875 for the six months ended December 31, 2010.

Shanghai Baby Fox also rented warehouse and office space from CTS and one of its former board directors, Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $17,147 and $4,473 for the six months ended December 31, 2010. Rent to related parties is included in the income from discontinued operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Shanghai Baby Fox. All significant inter-company balances and transactions have been eliminated. The financial statements for the six months ended December 31, 2010 were restated to reflect the discontinuation of Shanghai Baby Fox.

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

For the three and six months ended December 31, 2011 and 2010, there were no potentially dilutive financial instruments outstanding. Basic and diluted income (loss) per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period.

BABY FOX INTERNATIONAL, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three and Six Months Ended December 31, 2011 and 2010
(Unaudited)

Recent accounting pronouncements

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 5 – ADVANCES PAYABLE

As of December 31, 2011, the Company was indebted to a third party for cash advances of $30,180. The amount is unsecured, non-interest bearing and due on demand.

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

In connection with the Reorganization (see Note 2), an aggregate of 38,057,487 shares of the Company’s Common Stock held by Baby Fox Limited and Hitoshi Yoshida were cancelled on June 30, 2011.

NOTE 7 – STOCK PURCHASE AGREEMENT

On November 30, 2011, the Company entered into a stock purchase agreement, or the “Stock Purchase Agreement”, by and among Mu Zhang, Catalpa Holdings, Inc., First Prestige, Inc., JD Infinity Holdings, Inc. and Favor Jumbo Enterprises Limited (the “Sellers”), Toby Investment Group (the “Original Purchaser”) and the Company. Pursuant to the terms of the Stock Purchase Agreement, the Sellers agreed to sell to the Original Purchaser an aggregate 1,899,051 shares (the “Shares”), or approximately 79.5%, of the Company’s outstanding common stock, for a purchase price of $275,000. Mu Zhang, one of the Sellers, is the sole officer and director and the majority shareholder of the Company. The closing of the sale of the Shares was subject to certain conditions, including the Company entering into certain ancillary agreements in connection with the closing.

On January 5, 2012, the Company, the Sellers, the Original Purchaser and IFMT, LLC (the “New Purchaser”) entered into a Novation and Amendment to Stock Purchase Agreement dated as of January 5, 2012, pursuant to which the parties agreed to a novation under the Stock Purchase Agreement of the New Purchaser for the Original Purchaser, as well as certain other minor amendments.

On January 20, 2012, the Sellers terminated the Stock Purchase Agreement with the New Purchaser due to the New Purchaser’s failure to satisfy the conditions to closing, including funding the purchase price.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Baby Fox International, Inc. (“Baby Fox”) for the three and six months ended December 31, 2011 and 2010 should be read in conjunction with Baby Fox’ consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our most recent annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

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

Results of Operations

Comparison of Three Months and Six Months ended December 31, 2011 and 2010

The Company generated no revenue from continuing operations during the three and six months ended December 31, 2011. For a comparison, during the three and six months ended December 31, 2010, the Company had no revenue from continuing operations.

A total of $12,430 of operating expenses was incurred during the three months ended December 31, 2011. This compares to $25,378 in expenses during the three months ended December 31, 2010. The decrease in operating expenses was due to the decrease in professional and legal expenses as a result of the Company's transition from an operating company to a shell company.

A total of $35,908 of operating expenses was incurred during the six months ended December 31, 2011. This compares to $263,416 in total operating expenses during the six months ended December 31, 2010. The decrease in operating expenses was due to the decrease in professional and legal expenses as a result of the Company’s transition from an operating company to a shell company.

Liquidity and Capital Resources

As of December 31, 2011, we had $11,150 in cash compared to $16,549 as of June 30, 2011.

It is the belief of management that sufficient working capital necessary to support and preserve the integrity of the Company will be present for the foreseeable future. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should the management and significant stockholders fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company’s ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

The Company’s need for capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Regardless of whether the Company’s cash assets prove to be inadequate to meet the Company’s operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

We continue to assess the effects of recently issued accounting standards. The impact of all recently adopted and issued accounting standards has been disclosed in the notes to the financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Mu Zhang, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Ms. Zhang concluded that as of December 31, 2011, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting contained in the Company’s 2011 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: February 14, 2012
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