Form 10-Q
period 2012-03-31
Wonhe High-Tech International, Inc.
filed 2012-05-15
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

[_] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 333-150835

WONHE HIGH-TECH INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0775642
(State of other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Unit E8, 3/F, Tat Comm. Bldg. 97
Bonham Strand East, Sheng Wan, Hong Kong	_________
(Address of principal executive offices)	(Zip Code)

+ 852-2815-0191
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

Yes [X] No [_]

Number of shares of common stock outstanding as of May 14, 2012: 23,900,130.

INDEX

		Page
	.	No
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	4
	Balance Sheets as of March 31, 2012 and June 30, 2011	4
	Statements of Operations and Other Comprehensive Income (Loss) for the Three and Nine Months Ended March 31, 2012 and 2011 and from July 1, 2011 (Re-entrance into Development Stage) through March 31, 2012	5
	Statements of Cash Flows for the Nine Months Ended March 31, 2012 and 2011 and from July 1, 2011 through March 31, 2012	6
	Notes to Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure About Market Risk	14
Item 4.	Controls and Procedures	14

PART II OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 5.	Other Information	15
Item 6.	Exhibits	15
SIGNATURES		16

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WONHE HIGH-TECH INTERNATIONAL, INC.
(formerly BABY FOX INTERNATIONAL, INC.)
(A Development Stage Company)
BALANCE SHEETS
(Unaudited)

	March 31,	June 30,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash	$-	$16,549
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$-	$16,549

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accrued liabilities	$2,360	$5,000
Advances payable	35,149	-
TOTAL CURRENT LIABILITIES AND TOTAL LIABILITIES	37,509	5,000

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common Stock, $0.001 par value, 90,000,000 shares authorized, 23,900,130 shares issued and outstanding	23,900	23,900
Additional paid-in capital	48,470	48,470
Accumulated deficit	(109,879)	(60,821)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(37,509)	11,549
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$16,549

See accompanying notes to financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC.
(formerly BABY FOX INTERNATIONAL, INC.)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					FROM JULY 1, 2011
					(RE-ENTRANCE INTO
	FOR THE THREE MONTHS		FOR THE NINE MONTHS		DEVELOPMENT
	ENDED MARCH 31,		ENDED MARCH 31,		STAGE) THROUGH
	2012	2011	2012	2011	MARCH 31, 2012

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
General and administrative expenses	13,150	10,939	49,058	102,688	49,058

TOTAL OPERATING EXPENSES	13,150	10,939	49,058	102,688	49,058

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(13,150)	(10,939)	(49,058)	(102,688)	(49,058)

DISCONTINUED OPERATIONS (NET OF TAXES)
Income(Loss) from discontinued operations	-	(1,997,499)	-	(797,781)	-

NET INCOME (LOSS)	(13,150)	(2,008,438)	(49,058)	(900,469)	(49,058)
OTHER COMPREHENSIVE LOSS:

Foreign currency translation loss related to discontinued operations	-	(93,261)	-	(234,196)	-

COMPREHENSIVE INCOME (LOSS)	$(13,150)	$(2,101,699)	$(49,058)	$(1,134,665)	$(49,058)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	-	(0.00)	-	(0.00)
Total	$(0.00)	$(0.00)	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,900,130	404,475,000	23,900,130	404,391,300

See accompanying notes to financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC.
(formerly BABY FOX INTERNATIONAL, INC.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			FROM JULY 1, 2011
			(RE-ENTRANCE
			INTO
			DEVELOPMENT
			STAGE)
	FOR THE NINE MONTHS ENDED		THROUGH
	MARCH 31,
	2012	2011	March 31, 2012

OPERATING ACTIVITIES:
Net income (loss)	$(49,058)	$(900,469)	$(49,058)
Income (loss) from discontinued operations	-	(797,781)	-
Net loss from continuing operations	(49,058)	(102,688)	(49,058)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities from continuing operations:
Common stock issued for legal services	-	70,000	-
Change in operating assets and liabilities:
Accrued liabilities	(2,640)	30,381	(2,640)
NET CASH USED IN OPERATING ACTIVITIES	(51,698)	(2,307)	(51,698)

FINANCING ACTIVITIES:
Proceeds from third party advances	35,149	-	35,149
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,149	-	35,149

DECREASE IN CASH	(16,549)	(2,307)	(16,549)
CASH - BEGINNING OF THE PERIOD	16,549	19,096	16,549
CASH - END OF THE PERIOD	$-	$16,789	$-
DISCONTINUED OPERATIONS
Net cash used in operating activities	$-	$(2,212,932)	$-
Net cash used in investing activities	-	(71,040)	-
Net cash provided by financing activities	-	2,165,872	-
DECREASE IN CASH FROM DISCONTINUED OPERATIONS	-	(118,100)	-
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	21,987	-
CASH - BEGINNING OF THE PERIOD FROM DISCONTINUED OPERATIONS	-	161,380	-
CASH - END OF THE PERIOD FROM DISCONTINUED OPERATIONS	$-	$65,267	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION
Income tax paid	$-	$-	$-
Interest expense paid	$-	$-	$-

See accompanying notes to financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC.
(formerly BABY FOX INTERNATIONAL, INC.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended March 31, 2012 and 2011
(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The accompanying unaudited interim financial statements as of March 31, 2012, for the three and nine months ended March 31, 2012 and 2011, and for the period from July 1, 2011 (re-entrance into development stage) through March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012, the results of operations and cash flows for the three and nine months ended March 31, 2012 and 2011, and for the period from July 1, 2011 (re-entrance into development stage) through March 31, 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month periods ended March 31, 2012 and for the period from July 1, 2011 (Re-entrance into development stage) through March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2012. The balance sheet at June 30, 2011 has been derived from the audited financial statements at that date.

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

NOTE 2 – OPERATIONS

ORGANIZATION

Until June 30, 2011, Baby Fox International, Inc. (the “Company”), through its wholly-owned subsidiary Shanghai Baby Fox Fashion Co., Ltd. (“Shanghai Baby Fox”), was a specialty retailer, developer and designer of fashionable, value-priced women’s apparel and accessories. The Company primarily sold merchandise through its corporate-owned stores located within upscale shopping malls across China. The mall operator collected the proceeds of sales from customers and remitted the proceeds, net of rent and other charges, to the Company. In addition, the Company sold merchandise to licensed non-corporate owned stores which only carry the Baby Fox brand merchandise.

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

As a result of the Reorganization, the Company changed from an operating company to a company in development stage since on June 30, 2011.

On March 20, 2012, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among Mu Zhang, Catalpa Holdings, Inc., First Prestige, Inc., JD Infinity Holdings, Inc. and Favor Jumbo Enterprises Limited (collectively referred to as the “Sellers” or individually as a “Seller”), Super-stable Group Holdings Limited (the “Purchaser”), and the Company.

Super-stable Group Holdings Limited acquired 1,912,813 shares, or approximately 80.0%, of the issued and outstanding shares of common stock of the Company, from the Sellers. The acquisition was governed by the terms of the Stock Purchase Agreement among the Buyer, the Sellers and the Company dated March 20, 2012. As a result of the Buyer’s acquisition of the Purchased Stock, a change in voting control of the Company took place and the Buyer now controls the Company by reason of its ownership of approximately 80% of the issued and outstanding common stock of the Company and the appointment of Wei Wang as sole Director of the Company and Nanfang Tong as President, Secretary and Treasurer of the Company. Wei Wang is the sole owner and a director of the Buyer and Nanfang Tong is the President and Treasurer of the Buyer.

The aggregate purchase price paid by the Buyer for the Purchased Stock was $250,000 (the “Cash Consideration”). The Cash Consideration was paid to the Sellers in cash and was funded by a loan from Shenzhen Wonhe Technology Co., Ltd.

On April 17, 2012, the Company received a unanimous written consent form the board of directors and a written consent from the majority stockholder of the Company representing 80.0336% of the voting securities of the Company approving the Name Change and the Forward Split. Upon effect of the Forward Split, the Company’s issued and outstanding shares of common stock increased from 2,390,013 shares to 23,900,130 shares. The Company’s financial statements have been retroactively restated to incorporate the effect of the forward split.

On April 20, 2012, the Company changed its name from Baby Fox International, Inc. to Wonhe High-Tech International, Inc.

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

Shanghai Baby Fox has been reflected as discontinued operations for all periods presented in the Company’s financial statements. Accordingly, the revenue, costs, and expenses of Shanghai Baby Fox have been reported separately in the statements of operations and cash flows for the three and nine months ended March 31, 2012. The results of discontinued operations do not reflect any allocation of corporate general and administrative expense. Interest expense was $47,246 and $94,122 for the three and nine months ended March 31, 2011, respectively, and were all allocated to discontinued operations as all debt outstanding on the Reorganization date was assumed by the Newco as a result of the Reorganization.

The amounts reported in income from discontinued operations for the three and nine months ended March 31, 2011 were as follows:

	Three Months	Nine Months
	Ended	Ended
	March 31, 2011	March 31, 2011

Sales	$6,423,055	$18,443,127
Cost of goods sold	(4,128,997)	(9,099,027)
Gross profit	2,294,058	9,344,100
Operating expenses	(4,265,026)	(10,081,719)
Operating income(loss)	(1,970,968)	(737,619)
Other expenses-net	(26,531)	(60,162)
Income (loss) from discontinued operations (net of income taxes of $0)	$(1,997,499)	$(797,781)

Related Party Transactions

Shanghai Baby Fox purchased 100% of its merchandise for the nine months ended March 31, 2011 from Changzhou CTS Fashion Co., Ltd. (“CTS”) which was owned by the former majority shareholder and Chief Executive Officer (“CEO”) of the Company. Total purchases from CTS amounted to $10,489,313 for the nine months ended March 31, 2011.

Shanghai Baby Fox also rented warehouse and office space from CTS and one of its former board directors, Ms. Fengling Wang. Total rent to CTS and Fengling Wang, respectively, were $25,721 and $6,710 for the nine months ended March 31, 2011. Rent to related parties is included in the income from discontinued operations.

NOTE 4 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited interim financial statements include the accounts of the Company and its wholly-owned subsidiary, Shanghai Baby Fox. All significant inter-company balances and transactions have been eliminated. The financial statements for the nine months ended March 31, 2011 were restated to reflect the discontinuation of Shanghai Baby Fox.

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

For the three and nine months ended March 31, 2012 and 2011, there were no potentially dilutive financial instruments outstanding. Basic and diluted income (loss) per share is computed as net income (loss) divided by the weighted-average number of common shares outstanding for the period.

Recent accounting pronouncements

The Company does not expect that any recently issued accounting pronouncement will have a significant impact on the results of operations, financial position, or cash flows of the Company.

NOTE 5 – ADVANCES PAYABLE

As of March 31, 2012, the Company was indebted to a third party for cash advances of $35,149. The amount is unsecured, non-interest bearing and due on demand.

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

On March 20, 2012, under the Stock Purchase Agreement (see Note 2), 1,912,813 shares of common stock were transferred from the majority shareholder to Super-stable Group Holdings Limited.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

The following discussion and analysis of the results of operations and financial condition of Wonhe High-Tech International, Inc. (“Wonhe”) for the three and nine months ended March 31, 2012 and 2011 should be read in conjunction with Wonhe’s consolidated financial statements, and the notes to those financial statements that are included elsewhere in this quarterly report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the Risk Factors and Business sections in our most recent annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Our Company

Wonhe High-Tech International, Inc. (the “Company”) was incorporated in the State of Nevada on August 13, 2007 under the name “Baby Fox International, Inc.” The Company was previously engaged as a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On March 20, 2012, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among Mu Zhang, Catalpa Holdings, Inc., First Prestige, Inc., JD Infinity Holdings, Inc. and Favor Jumbo Enterprises Limited (collectively referred to as the “Sellers” or individually as a “Seller”), and Super-stable Group Holdings Limited (the “Purchaser”). Pursuant to the terms of the Purchase Agreement, on March 20, 2012 (the “Closing Date”), the Buyer acquired from the Sellers 1,912,813 shares (the “Purchased Stock”), or approximately 80.0%, of the issued and outstanding common stock of the Company. In consideration for the sale of the Purchased Stock, the Buyer paid the Sellers $250,000 (the “Cash Consideration”), which was paid to the Sellers in cash and was funded by a loan from Shenzhen Wonhe Technology Co., Ltd. Pursuant to the terms of the Purchase Agreement, Mu Zhang, the then current officer and director of the Company, resigned on the Closing Date and Wei Wang was named sole Director of the Company and Nanfang Tong was named President, Secretary and Treasurer of the Company. Wei Wang is the sole owner and a director of the Buyer and Nanfang Tong is the President and Treasurer of the Buyer. Such resignation and appointments were effective as of the Closing Date with respect to the directors and officers of the Company. Mu Zhang, the former sole director and officer of the Company, is one of the Sellers. Concurrent with this change of management, the Company moved its principal executive offices to Unit E8, 3/F, Tat Comm. Bldg. 97, Bonham Strand East, Sheng Wan, Hong Kong. The Company’s telephone number is 852-2815-0191. The Company’s fiscal year end remains June 30. Contemporaneously with the Purchase Agreement transaction, the Company changed its plan of business from women’s apparel and accessories to seeking to acquire or merge with a revenue-producing company.

On April 20, 2012, the Company amended its articles of incorporation to change its name to “Wonhe High-Tech International, Inc.,” (the “Name Change”) and to effect a 10-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The Forward Split increased the number of issued and outstanding shares of the Company’s common stock from 2,390,013 shares outstanding prior to the split to 23,900,130 shares outstanding after the split. In connection with the Name Change, the Company’s trading symbol changed from “BBFX” to “WHHT” (the “Symbol Change”). The Name Change was legally effective as of April 20, 2012, and the Forward Split became effective on April 30, 2012. The Company received Financial Industry Regulatory Authority’s (“FINRA”) approval of the Name Change and Symbol Change and the Forward Split, effective May 2, 2012 and April 30, 2012, respectively.

Until June 30, 2011, the Company was a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On June 30, 2011, the Company entered into and closed a Reorganization Agreement with its former operating subsidiary Shanghai Baby Fox, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, the Company transferred all of its ownership interest in Shanghai Baby Fox, its operating subsidiary, to Newco in exchange for all of the capital stock of Newco, and then transferred all of its ownership interest in Newco to Baby Fox Limited, its former majority shareholder, which is wholly owned by Hitoshi Yoshida, and Hitoshi Yoshida, in consideration for Baby Fox Limited and Hitoshi Yoshida agreeing to cancelation of an aggregate of 38,057,487 shares of the Company’s Common Stock previously held by them, which shares constituted approximately 94% of the Company’s outstanding shares of Common Stock. As a result of the disposition of Newco and Shanghai Baby Fox, the Company currently has no subsidiaries and has disposed of nearly all of its operating assets other than a bank account with a small balance for current operating expenses.

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

Hitoshi Yoshida, the owner of Baby Fox Limited, our majority shareholder prior to the reorganization, was married to Fengling Wang but divorced in October 2008. Fengling Wang is the mother of Jieming Huang and Jieping Huang. Fengling Wang, Jieping Huang and Jieping Huang were the Company’s three directors at the time of the Reorganization, and Jieming Huang was the Company’s Chief Executive Officer, President and Chairman.

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

We have no capital and must depend on our controlling shareholders to provide us with the necessary funds to implement our business plan, although they are under no obligation to do so. Wei Wang, our sole Director, and Nanfang Tong, our President, Secretary and Treasurer, will be primarily responsible for investigating acquisition opportunities with the assistance of certain major shareholders. However, we believe that business opportunities may also come to our attention from various sources, including our professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We can give no assurances that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available to us for implementation of our business plan. Furthermore, we can give no assurances that any acquisition, if it occurs, will be on terms that are favorable to us or our current stockholders.

Plan of Operations

The Company anticipates that it may enter into a business combination with an operating manufacturer of high-tech information technology products business located in China (the “Target Company”). No agreements have been reached on terms of any such possible combination and no contracts or other documents have been executed. The Target Company was founded in 2010 by Nanfang Tong, the President, Secretary and Treasurer of the Company, and is in the process of obtaining audited financial statements. The Company will not make a decision on any such possible combination until it receives the financial report of such possible Target Company and management has the opportunity to review and evaluate the report.

Results of Operations

Comparison of Three Months and Nine Months ended March 31, 2012 and 2011

The Company generated no revenue from continuing operations during the three and nine months ended March 31, 2012. For a comparison, during the three and nine months ended March 31, 2011, the Company had no revenue from continuing operations.

A total of $13,150 of operating expenses was incurred during the three months ended March 31, 2012. This compares to $10,939 in expenses during the three months ended March 31, 2011. The operating expense for 2012 was due to increased professional and legal expenses.

A total of $49,058 of operating expenses was incurred during the nine months ended March 31, 2012. This compares to $102,688 in total operating expenses during the nine months ended March 31, 2011. The decrease in operating expenses was due to the decrease in professional and legal expenses as a result of the Company’s transition from an operating company to a shell company.

Liquidity and Capital Resources

As of March 31, 2012, we had $0 in cash compared to $16,549 as of June 30, 2011. Our only bank account was closed during the quarter ended March 31, 2012.

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

Critical Accounting Policies and Estimates

We are a shell company and, as such, we do not employ critical accounting estimates. Should we resume operations, we will employ critical accounting estimates and will make any and all disclosures that are necessary and appropriate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, Nanfang Tong, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Nanfang Tong concluded that as of March 31, 2012, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting contained in the Company’s 2011 Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT INDEX

Exhibit
No.	Description
3.1	Certificate of Amendment to the Articles of Incorporation(1)
10.1	Stock Purchase Agreement dated March 20, 2012, by and among Mu Zhang, Catalpa Holdings, Inc., First Prestige, Inc., JD infinity Holdings, Inc., Favor Jumbo Enterprises Limited, Super-stable Group Holdings Limited and Baby Fox International, Inc.(2)
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

* Filed herewith.

(1) Incorporated by reference as Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2012.

(2) Incorporated by reference as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 23, 2012.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: May 15, 2012
By: /s/ Nanfang Tong
Nanfang Tong
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
Officer)