Form 10-Q
period 2012-06-30
Wonhe High-Tech International, Inc.
filed 2012-08-17
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

Commission file number 000-54744

WONHE HIGH-TECH INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	26-0775642
(State of other jurisdiction of	(IRS Employer identification No.)
incorporation or organization)

Rm1001, 10th Floor, Resource Hi-Tech Building South Tower
No.1 Songpingshan Road, North Central Avenue North High-Tech Zone
(Address of principal executive offices)	(Zip Code)

+ 852-2815-0191
(Registrant’s telephone number, including area code)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2012, the registrant had 23,900,130 shares of common stock outstanding.

WONHE HIGH-TECH INTERNATIONAL, INC.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Consolidated Balance Sheets As of June 30, 2012 and December 31, 2011	F-2 to F-3

Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011(unaudited)	F-4

Consolidated Statement of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2012 (Unaudited)	F-5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 (Unaudited)	F-6

Notes to the Consolidated Financial Statements	F-7- F-18

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

ASSETS	June 30, 2012	December 31, 2011
	(Unaudited)

Current assets:
Cash	$4,432,426	$76,084
Accounts receivable	1,862,913	-
Interest receivable	-	307,697
Inventory	298,666	180,398
Loans to related parties	-	5,179,524
Advances to suppliers	2,723,245	800,233
Prepaid expenses	283,732	5,892

Total current assets	9,600,982	6,549,828

Fixed assets	473,642	462,620
Less: accumulated depreciation	(82,958)	(44,089)

Fixed assets, net	390,684	418,531

Other assets:
Other assets – principally security deposits	35,877	45,350
Deferred income taxes	-	292,625

Total other assets	35,877	337,975

TOTAL ASSETS	$10,027,543	$7,306,334

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2012	December 31, 2011
	(Unaudited)

Current liabilities:
Accounts payable	$17,187	$8,365
Advances from customers	67,241	154,581
Payroll payable	62,522	63,234
Taxes Payable	501,474	2,407
Accrued expenses and other payables	92,587	100,623

Total current liabilities	741,011	329,210

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 23,900,130 and 19,128,130 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	23,900	19,128
Additional paid-in capital	7,113,413	7,475,872
Statutory reserve fund	212,932	-
Retained earnings (accumulated deficit)	1,107,049	(852,329)
Other comprehensive income	365,789	334,453
Stockholders' equity before noncontrolling interests	8,823,083	6,977,124
Noncontrolling interests	463,449	-

Total stockholders’ equity	9,286,532	6,977,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,027,543	$7,306,334

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED) (IN U.S.$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$5,607,648	$-	$8,962,004	$-
Cost of sales	(2,867,908)	-	(4,582,889)	-

Gross profit	2,739,740	-	4,379,115	-

Operating expenses
R & D expenses	(82,838)	(127,025)	(152,164)	(193,204)
Selling and marketing	(81,494)	(11,812)	(166,620)	(19,682)
General and administrative	(893,455)	(190,404)	(1,184,511)	(409,640)

Total operating expenses	(1,057,787)	(329,241)	(1,503,295)	(622,526)

Income from operations	1,681,953	(329,241)	2,875,820	(622,526)

Interest income	878	171,827	112,945	378,068

Income before provision for income taxes	1,682,831	(157,414)	2,988,765	(244,458)
Provision for income taxes	420,707	(39,353)	747,191	(61,114)

Net income before noncontrolling interests	1,262,124	(118,061)	2,241,574	(183,344)
Noncontrolling interests	(112,079)	-	(112,079)	-

Net income attributable to common stockholders	1,150,045	(118,061)	2,129,495	(183,344)

Foreign currency translation adjustment	4,267	115,349	48,059	162,862

Total comprehensive income	$1,154,312	$(2,712)	$2,177,554	$(20,482)

Earnings per common share, basic and diluted	$0.06	$(0.01)	$0.11	$(0.01)

Weighted average shares outstanding, basic and diluted	19,337,888	19,128,130	19,233,009	19,128,130

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserves	Noncontrolling Interests	Other Comprehensive Income	Total
January 1, 2012	$19,128	$7,475,872	$(852,329)	$-	$-	$334,453	$6,977,124
Reclassification of noncontrolling interests in VIE		(374,750)	42,616		348,857	(16,723)	-
Recapitalization for reverse merger	4,772	12,291	199	-	-	-	17,262
Net income	-	-	2,129,495	-	112,079	-	2,241,574
Appropriation of statutory reserves	-		(212,932)	212,932	-	-	-
Other comprehensive income	-	-	-	-	2,513	48,059	50,572

Balance, June 30, 2012	$23,900	$7,113,413	$1,107,049	$212,932	$463,449	$365,789	$9,286,532

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
	(U.S.$)	(U.S.$)

Cash flows from operating activities:
Net income (loss) before noncontrolling interests	$2,241,574	$(183,344)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	38,536	15,363
Deferred income taxes	294,488	(61,114)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(1,815,241)	(25,527)
Decrease in interest receivable	307,697	-
(Increase) in inventory	(118,268)	(24,997)
(Increase) in advances to suppliers	(1,923,012)	(295,302)
(Increase) decrease in prepaid expenses	(277,840)	67,435
Increase in accounts payable	8,822	3,413
(Decrease) increase in payroll payable	(712)	70,813
Increase in taxes payable	499,067	5,954
(Decrease) in accrued expenses and other payables	(69,575)	(21,844)
(Decrease) in interest received in advance	-	(382,518)
(Decrease) in advances from customer	(87,340)	-

Net cash (used in) operating activities	(901,804)	(831,668)

Cash flows from investing activities:
Purchase of fixed assets	(7,779)	(221,114)
Cash received in reverse merger	40,901	-
Loans to related parties	(79,050)	(7,897,970)
Repayment of related party loans	5,291,544	1,809,516

Net cash provided by (used in) investing activities	5,245,616	(6,309,568)

Effect of exchange rate changes on cash	12,530	(69,185)

Net change in cash	4,356,342	(7,210,421)
Cash, beginning	76,084	7,583,786

Cash, ending	$4,432,426	$373,365

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$18,734	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

1.           ORGANIZATION

Wonhe High-Tech International, Inc. (the “Company” or “Wonhe High-Tech”) was incorporated in the State of Nevada on August 13, 2007 under the name “Baby Fox International, Inc.” as a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories.  The Company changed its name from Baby Fox International, Inc. to Wonhe High-Tech International, Inc. on April 20, 2012.

On June 27, 2012,  the Company entered into and closed an exchange agreement with World Win International Holding Ltd. (BVI) or “World Win,” all of the stockholders of World Win, and Super-stable Group Holdings Limited, or “Super-stable”, the majority stockholder of the Company (the “Exchange Agreement”), pursuant to which all of the stockholders of World Win transferred all of the issued and outstanding stock of World Win to the Company, and Super-stable transferred to such stockholders all of its 19,128,130 shares of the Company’s common stock (the “Share Exchange”).  The Company currently has 23,900,130 shares of common stock issued and outstanding.  The funds used by Super-stable to purchase its 19,128,130 shares of the Company’s common stock were loaned to it by Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe”, the Company’s indirect, consolidated affiliate.

As a result of the acquisition, the Company’s consolidated subsidiaries include World Win, the Company’s wholly-owned subsidiary which is incorporated under the laws of the British Virgin Island, Kuayu International Holdings Group Limited (Hong Kong), or “Kuayu”, a wholly-owned subsidiary of World Win which is incorporated under the laws of Hong Kong,  Shengshihe Management Consulting (Shenzhen) Co., Ltd., or “Shengshihe Consulting”, a wholly-owned subsidiary of Kuayu which is incorporated under the laws of PRC, and Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe”, a limited liability company incorporated under the laws of the PRC which is effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements.

Shenzhen Wonhe Technology Co., Ltd is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000.  It specializes in the research and development, outsourced-manufacturing and trade of x86 (instruction set architecture based on Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture) based hi-tech products.  Current products, some still under development, include a Smart Media Box (SMB), Home Media Center (HMC), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company is located in Shenzhen, Guangdong Province, China.

On May 30, 2012, Shenzhen Wonhe entered into (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement, (iv) Call Option Agreement with Shengshihe Consulting.  The foregoing agreements are collectively referred to as the “Management and Control Agreements.”

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to the business activities of Shenzhen Wonhe.  In consideration for such services, Shenzhen Wonhe has agreed to pay an annual service fee to Shengshihe Consulting an amount equal 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $7,910 (RMB 50,000) each month. The agreement has an unlimited term and can only be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the agreement, the stockholders of Shenzhen Wonhe agreed to irrevocably entrust Shengshihe Consulting to designate a qualified person acceptable under PRC law and foreign investment policies, all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  The Agreement has an unlimited term and only can be terminated upon the written notices agreed to by both parties.

Share Pledge Agreement:  Pursuant to the agreement, each of the stockholders of Shenzhen Wonhe pledged their shares to Shengshihe Consulting to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Shenzhen Wonhe agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Shenzhen Wonhe that would affect Shengshihe Consulting’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled.

Call Option Agreement:  Pursuant to the agreement, Shengshihe Consulting has an exclusive option to purchase, or to designate a purchaser, to the extent permitted by PRC law and foreign investment policies, all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately $0.16 (RMB1.00) or the minimum amount required by the PRC law or government practice.  This Agreement remains effective until all the call options under the Agreement have been transferred to Shengshihe Consulting or its designated entities or natural persons.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

1.           ORGANIZATION (continued)

After the exchange, the Company’s current organization structure is as follows:

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements as of and for the three and six months ended June 30, 2012, include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe.  The unaudited statements of income and other comprehensive income for the three and six months ended June 30, 2011 and audited balance sheet as of December 31, 2011, include Shenzhen Wonhe only, as World Win, Kuayu, Shengshihe Consulting were not in existence at that time. All significant intercompany accounts and transaction has been eliminated in consolidation when applicable.

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a company, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the company is the primary beneficiary of the entity.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Through the VIE agreements as disclosed in Note 1, the Company is deemed the primary beneficiary of Shenzhen Wonhe.  Accordingly, the results of Shenzhen Wonhe have been included in the accompanying consolidated financial statements. The following financial statement amounts and balances of Shenzhen Wonhe have been included in the accompanying consolidated financial statements. Shenzhen Wonhe has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shenzhen Wonhe do not have recourse to the Company’s general credit.

ASSETS	June 30, 2012
(Unaudited)
Current assets:
Cash	4,391,525
Accounts receivable	1,824,714
Inventory	298,666
Advances to suppliers	2,723,245
Prepaid expenses	283,732

Total current assets	9,521,882

Fixed Assets	473,642
Less: accumulated depreciation	(82,958)

Fixed Assets, net	390,684

Other assets:
Other assets – principally security deposits	35,877

Total other assets	35,877

TOTAL ASSETS	9,948,443

LIABILITIES	June 30, 2012
(Unaudited)

Current liabilities:
Accounts payable	$17,187
Advances from customers	67,241
Payroll payable	62,522
Taxes Payable	501,474
Accrued expenses and other payables	31,048

Total current liabilities	679,472

TOTAL LIABILITIES	$679,472

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

	For the three months ended	For the six months ended
	June 30, 2012 (Unaudited)

Sales	$5,607,648	$8,962,004
Net income	1,262,124	2,241,575

For the six months ended June 30, 2012 (Unaudited)

Net cash (used in) operating activities	$(901,804)
Net cash provided by investing activities	5,204,715
Effect of exchange rate changes on cash	12,530

Net increase in cash	$4,315,441

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affected the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The enterprise’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, has the unilateral ability to exercise those rights.

Shenzhen Wonhe’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.

The unaudited interim consolidated financial statements of the Company as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 8-K for the fiscal year ended December 31, 2011, previously filed with the SEC.

In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translations

All Company assets are located in People’s Republic of China (“PRC”).  The functional currency for the majority of the Company’s operations is the RMB.  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with ASC 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2012	December 31, 2011	June 30, 2011

Balance sheet items, except for stockholders’ equity, as of year or period end	0.1582	0.1571	N/A

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amounts included in the statements of income and other comprehensive income, statements of changes in stockholders’ equity and statements of cash flows for period end	0.1580	0.1537	0.1581	0.1493

For three months ended June 30, 2012 and 2011, foreign currency translation adjustments of $4,267 and $115,349, respectively, and for the six months ended June 30, 2012 and 2011, foreign currency translation adjustments of $48,059 and $162,862, respectively, have been reported as other comprehensive income.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Revenue and Cost Recognition

The Company’s revenues are derived from sales of electronic products. The Company’s revenue recognition policies comply with FASB ASC 605, “Revenue Recognition”.  In general, the Company recognizes revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable, the products or services have been delivered and collectability of the resulting receivable is reasonably assured.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, interest receivable, loans to related parties, accounts payable and accrued expenses and other payables.  As of June 30, 2012 and December 31, 2011, the carrying values of these financial instruments approximated their fair values due to the short term nature of these financial instruments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Vulnerability Due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective in the future.

The Company believes that Shengshihe Consulting’s contractual agreements with Shenzhen Wonhe are in compliance with PRC law and are legally enforceable.  The stockholders of Shenzhen Wonhe are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Shenzhen Wonhe and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Shenzhen Wonhe or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arraignments through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Shenzhen Wonhe, and its ability to conduct the Company’s business may be adversely affected.

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs were $63,240 and $4,192 for the three months ended June 30, 2012 and 2011, respectively. Advertising costs were $63,823 and $4,192 for the six months ended June 30, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred. Research and development costs were $82,838 and $127,025 for the three months ended June 30, 2012 and 2011, respectively. Research and development costs were $152,164 and $193,204 for the six months ended June 30, 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2012 and December 31, 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable (continued)

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value.  The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of June 30, 2012 and December 31, 2011.

Advances to Suppliers

Advances to suppliers consist of payments made to suppliers for future deliveries.

Prepaid Expenses

Prepaid expenses primarily consist of prepaid consulting fees for listing on the American stock exchange.

Fixed Assets and Depreciation

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditure that substantially increases the asset’s value or extends the useful life of an existing asset.  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed assets categories are as follows:

Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the length of lease or life of the improvements

Impairment of Long-lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to these assets.  No impairment of long-lived assets was recognized for the periods presented.

Advances from Customers

Advances from customers consist of payments received in advance from unrelated third parties for the purchase of the Company’s products.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the Company’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets at December 31, 2011 consisted entirely of the tax benefit of net operating losses that are available to offset future taxable income.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of June 30, 2012 and December 31, 2011, the Company does not have any unrecognized tax benefits.

Reclassifications

Certain amounts in the prior periods financial statements have been reclassified for comparative purposes to conform to the presentation in the current periods financial statements.  These reclassifications had no effect on previously reported earnings.

3.           RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 7). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company’s consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

3.           RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented.

The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes.  The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s consolidated financial statements.

4.           FIXED ASSETS

Fixed assets at June 30, 2012 and December 31, 2011 are summarized as follows:

	June 30, 2012	December 31, 2011

Office equipment	$153,576	$144,779
Motor vehicles	213,613	212,128
Leasehold improvements	106,453	105,713

	473,642	462,620
Less: Accumulated depreciation	(82,958)	(44,089)

Fixed assets, net	$390,684	$418,531

Depreciation expense charged to operations for the three months ended June 30, 2012 and 2011 was $19,384 and 9,393, respectively. Depreciation expense charged to operations for the six months ended June 30, 2012 and 2011 was $38,536 and 15,363, respectively.

5.           LEASE OBLIGATIONS

The Company leases its offices in Shenzhen and Beijing from two unrelated third parties at a monthly rental of $14,749 and $712, respectively, under two operating leases, expiring on February 28, 2019 and September 17, 2012, respectively. The Company also leases five apartments for its employees at a monthly rental of $2,750, collectively, under operating leases, of which three of them will expire in 2012 and two of them will expire in the first quarter in 2013.

5.           LEASE OBLIGATIONS (continued)

The minimum future rentals under these leases as of June 30, 2012, are as follows:

Year Ending
December 31,	Amount

2012	$99,805
2013	180,286
2014	176,880
2015	176,880
2016	176,880
Thereafter	383,258

$1,193,989

6.           RELATED PARTY TRANSACTIONS

The loans to related parties as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011

Guowang Capital	$-	$5,038,134
Puruisi Power	-	141,390

	$-	$5,179,524

On December 16, 2010, the Company entered into a twelve month loan agreement with a third party in the amount of $7,560,000, maturing December 31, 2011 and bearing interest at 12% per annum.  Prepaid interest of $393,120 was received upon signing of the agreement. The loan was guaranteed by Guowang Xinke Venture Capital Investment (Jiangsu) Co., Ltd. (“Guowang Capital”), an entity related to the Company through certain stockholders.  The agreement provided for the rate of interest to be increased to 15% should the entire loan not be repaid by December 31, 2011. In May 2011, Guowang Capital assumed the loan.

At March 31, 2012, all of the principal of the loan has been fully repaid. At December 31, 2011, the amount outstanding of $4,723,934 and related outstanding interest of $307,697, are included in loans to related parties and interest receivable, respectively, in the accompanying balance sheets. Interest charged by the Company for the three months ended June 30, 2012 and 2011, included in interest income was $0 and $171,827, respectively. Interest charged by the Company for the six months ended June 30, 2012 and 2011, included in interest income was $112,067 and $378,068, respectively. Interest receivable from Guowang Capital at June 30, 2012 and December 31, 2011 was $0 and $307,697, respectively.

On April 25, 2011, the Company entered into a twelve month non-interest bearing loan agreement with Guowang Capital in the amount of $314,200, due April 27, 2012.  The outstanding loan amount was fully paid at March 31, 2012.

On April 30, 2011, the Company entered into a twelve month non-interest bearing loan agreement with Zhongshan Puruisi Power Equipment Technology Co., Ltd. (“Puruisi Power”), an entity related to the Company through one of its stockholders, in the amount of $141,390, due May 2, 2012. On March 14, 2012, the Company lent additional $79,050 to Zhongshan Puruisi and the two loans were fully repaid on March 19, 2012.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

6.     RELATED PARTY TRANSACTIONS (continued)

For the three months and six months ended June 30, 2012, the Company had sales of $116,583 to a related party, Xuzhou Guowang Network Technology Co., Ltd, an entity related to the Company through one of Shenzhen Wonhe’s stockholders.

7.     FAIR VALUE MEASUREMENTS

FASB ASC 820, “Fair Value Measurements and Disclosures,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets or liabilities that are required to be presented at fair value.

8.     INCOME TAXES

The provision for (benefit from) income taxes consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Current	$420,707	$-	$452,703	$-
Deferredr	-	(39,353)	294,488	(61,114)

	$420,707	$(39,353)	$747,191	$(61,114)

The Company’s effective tax rate was the same as the statutory rate of 25% for the three and six months ended June 30, 2012 and 2011.  The Company’s tax filings for the tax year ended December 31, 2010 and 2011 were examined by the tax authorities in April 2011 and 2012, respectively.  The examinations were completed and resulted in no adjustments.

9.     CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

9.     CONCENTRATION OF CREDIT RISK (continued)

The Company had four customers which accounted for 51% and 43% of sales for the three and six months ended June 30, 2012, respectively. The same four customers accounted for 80% of accounts receivable as of June 30, 2012.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our unaudited financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on June 28, 2012.

Forward Looking Statement Notice

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

▪	the impact of a downturn or negative changes in the market for media technology products.

▪	our ability to obtain additional capital in future years to fund our planned expansion.

▪	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

▪	the loss of key members of our senior management and our qualified sales personnel.

You should not place undue reliance on these forward-looking statements, which are based on our current views and assumptions.  In evaluating these statements, you should specifically consider various factors, including the foregoing risks and those outlined under “Risk Factors” in our Current Reports on Form 8-K as filed with the SEC on June 28, 2012.  Many of these factors are beyond our control.   Our forward-looking statements represent estimates and assumptions only as of the date of this quarterly report on Form 10-Q.  Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q.

Overview

We conduct our operations through our consolidated affiliate Shenzhen Wonhe Technology Co., Ltd. (hereinafter referred to as “Shenzhen Wonhe”).  Shenzhen Wonhe, founded in November 2010, is a high tech company specializing in research and development, outsourced-manufacturing and marketing of high-end media technology products.  The Company is located in Shenzhen, People’s Republic of China.

Recent developments

Wonhe High-Tech International, Inc. (the “Company”) was incorporated in the State of Nevada on August 13, 2007 under the name “Baby Fox International, Inc.”  Until June 30, 2011, the Company was a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On June 30, 2011, the Company entered into and closed a Reorganization Agreement with its former operating subsidiary Shanghai Baby Fox, Baby Fox Limited, Hitoshi Yoshida and BBFX Holding Corp. (“Newco”). Pursuant to the terms of the Reorganization Agreement, the Company transferred all of its ownership interest in Shanghai Baby Fox, its operating subsidiary, to Newco in exchange for all of the capital stock of Newco, and then transferred all of its ownership interest in Newco to Baby Fox Limited, its former majority shareholder, which is wholly owned by Hitoshi Yoshida, and in consideration for Baby Fox Limited and Hitoshi Yoshida agreeing to cancelation of an aggregate of 38,057,487 shares of the Company’s Common Stock previously held by them, which shares constituted approximately 94% of the Company’s outstanding shares of Common Stock. As a result of the disposition of Newco and Shanghai Baby Fox, the Company then had no subsidiaries and had disposed of nearly all of its operating assets.

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

On June 30, 2011, the Company entered into a novation agreement (the “Novation Agreement”) with Jieming Huang and Newco, pursuant to which Newco became the obligor and assumed all of the obligations and rights of the Company (the “Novation”) under that certain Loan Agreement dated February 18, 2008 (the “Original Loan Agreement”), pursuant to which Jieming Huang provided a loan with a principal amount of $810,160 with a five percent annual interest rate to the Company. As a result of the Novation, the Company is no longer a party to the Original Loan Agreement and is no longer obligated to repay the related loan balance. At the time of entering into the Novation Agreement, Jieming Huang was the Chief Executive Officer and a director of the Company.

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

On June 30, 2011, the Company entered into a Termination Agreement (the “Termination Agreement”) with Beijing Allstar Business Consulting, Inc. (“Allstar”), pursuant to which the Company terminated its Consulting Agreement with Allstar dated May 18, 2007, as amended and restated on April 28, 2008 (the “Allstar Consulting Agreement”). The parties entered into the Termination Agreement in connection with the Reorganization. As a result of the closing of the reorganization, Baby Fox Limited and its owner Hitoshi Yoshida no longer own any of their previous holdings of 38,057,487 shares of the Company’s Common Stock. The board of directors prior to the Reorganization named Mu Zhang to be the sole officer and director of the Company effective from the time of effectiveness of the reorganization.

On March 20, 2012, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among Mu Zhang, Catalpa Holdings, Inc., First Prestige, Inc., JD Infinity Holdings, Inc. and Favor Jumbo Enterprises Limited (collectively referred to as the “Sellers” or individually as a “Seller”), and Super-stable Group Holdings Limited (“Super-stable”). Pursuant to the terms of the Purchase Agreement, on March 20, 2012 (the “Closing Date”), Super-stable acquired from the Sellers 1,912,813 shares (the “Purchased Stock”), or approximately 80.0%, of the issued and outstanding common stock of the Company. In consideration for the sale of the Purchased Stock, the Buyer paid the Sellers $250,000 (the “Cash Consideration”), which was paid to the Sellers in cash and was funded by a loan from Shenzhen Wonhe.   Pursuant to the terms of the Purchase Agreement, Mu Zhang, the then current officer and director of the Company, resigned on the Closing Date and Wei Wang was named sole Director of the Company and Nanfang Tong was named President, Secretary and Treasurer of the Company. Wei Wang was the sole owner and a director of Super-stable and Nanfang Tong is the President and Treasurer of Super-stable. Such resignation and appointments were effective as of the Closing Date with respect to the directors and officers of the Company. Mu Zhang, the former sole director and officer of the Company, was one of the Sellers. Concurrent with this change of management, the Company moved its principal executive offices to Unit E8, 3/F, Tat Comm. Bldg. 97, Bonham Strand East, Sheng Wan, Hong Kong.

On April 20, 2012, the Company amended its articles of incorporation to change its name to “Wonhe High-Tech International, Inc.” (the “Name Change”) and to effect a 10-for-1 forward stock split (the “Forward Split”) of its outstanding shares of common stock. The Forward Split increased the number of issued and outstanding shares of the Company’s common stock from 2,390,013 shares outstanding prior to the split to 23,900,130 shares outstanding after the split. In connection with the Name Change, the Company’s trading symbol changed from “BBFX” to “WHHT” (the “Symbol Change”). The Name Change was legally effective as of April 20, 2012, and the Forward Split became effective on April 30, 2012. The Company received Financial Industry Regulatory Authority’s (“FINRA”) approval of the Name Change and Symbol Change and the Forward Split, effective May 2, 2012 and April 30, 2012, respectively.

Acquisition of World Win

On June 27, 2012, we completed a reverse acquisition transaction through a share exchange with World Win and its shareholders, or the “Shareholders”, whereby we acquired 100% of the issued and outstanding capital stock of World Win in exchange for our majority shareholder Super-stable transferring to the Shareholders all of its 19,128,130 shares of our common stock, which constituted 80.0% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, World Win became our wholly-owned subsidiary and the former shareholders of World Win became our controlling stockholders. The amount of consideration received by the shareholders of World Win was determined on the basis of arm’s-length negotiations between World Win, Super-stable and the Shareholders. The share exchange transaction was treated as a reverse acquisition, with World Win as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of World Win and its consolidated subsidiaries.

Immediately prior to the Share Exchange, the common stock of World Win was owned by the following persons in the indicated percentages: Youliang Wang (3.4%); Qing Tong (3.0%); Jingwu Li (3.0%); Nanfang Tong (3.0%); Qian Xu (4.3%); Ling Tong (4.3%); Jingbo Xu (4.2%); Jinquan Deng (4.2%); Gaozuo He (4.2%); Hui Tong (4.2%); Chunliang Wang (4.8%); Jieli Chen (4.9%); Zhixiu Yu (4.9%); Huili Chen (4.8%); Minghua Li (4.7%); Zhengyu Li (4.8%); Jinhui Fan (4.7%); Ping Wang (4.7%); Kang Liu (4.8%); Shaoxian Liang (4.7%); Hongmei Liang (4.6%); Yutong Chen (4.8%); and Global Elite Capital Holdings Group Co., Ltd. (5.0%).

The funds used by Super-stable to purchase its 19,128,130 shares of our common stock were loaned to it by Shenzhen Wonhe, our indirect, consolidated affiliate.

Wei Wang was a director and the sole owner of Super-stable.  Ms. Wang served as our sole director until the completion of the Share Exchange.

Nanfang Tong is the president and treasurer of Super-stable.  Mr. Tong served as our President, Secretary and Treasurer until completion of the Share Exchange, at which point he became our Chief Executive Officer and a Director.  Mr. Tong is also a 10% owner of Shenzhen Wonhe.  He was also a 3.0% owner of World Win prior to the Share Exchange.

Qing Tong and Jingwu Li, our Chairman and a Director, respectively, each owned 3.00% of the outstanding equity of World Win prior to the Share Exchange.  In addition, Qing Tong and Jingwu Li each own 25% of the outstanding equity of Shenzhen Wonhe.

On June 27, 2012, Wei Wang, sole member of the Board of Directors, submitted a letter of resignation pursuant to which she resigned immediately from her position as our sole director.

In addition, on June 27, 2012: (a) Qing Tong was appointed as Chairman of our board of directors; (b) Nanfang Tong and Jingwu Li were appointed as members of our board of directors; (c) Nanfang Tong was appointed to serve as our Chief Executive Officer, (d) Chahua Yuan was appointed to serve as our Chief Financial Officer, Secretary and Treasurer, and (e) Nanfang Tong ceased to serve as our President, Secretary and Treasurer.

As a result of our acquisition of World Win, we now own all of the issued and outstanding capital stock of Kuayu, which in turn owns all of the issued and outstanding capital stock Shengshihe Consulting. In addition, we effectively and substantially control Shenzhen Wonhe through a series of captive agreements with Shenzhen Consulting.

World Win was established in the British Virgin Islands on April 5, 2012.  Kuayu was established in Hong Kong on January 11, 2012 to serve as an intermediate holding company. Shengshihe Consulting was established in the PRC on April 17, 2012.  Shenzhen Wonhe, our operating consolidated affiliate, was established in the PRC on November 16, 2010. On April 6, 2012, the local government of the PRC issued a certificate of approval regarding the foreign ownership of Shengshihe Consulting by Kuayu, a Hong Kong entity.

Subsequent to the closing of the Exchange Agreement, we conduct our operations through our controlled consolidated affiliate Shenzhen Wonhe.  Shenzhen Wonhe is a high-tech company specializing in research and development, outsourced-manufacturing and marketing of high-end business information technology products. The Company is located in Room 1001, 10th Floor, Resource Hi-Tech Building South Tower, No.1 Songpingshan Road, North Central Avenue, North High-Tech Zone, Nanshan District, Shenzhen, Guangdong Province, People’s Republic of China.

Contractual Arrangements with our Controlled Consolidated Affiliate and its Shareholders

On May 30, 2012, prior to the reverse acquisition transaction, Shengshihe Consulting and Shenzhen Wonhe and its shareholders Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

(1)
an Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is to provide technical support and consulting services to Shenzhen Wonhe in exchange for (i) 95% the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month (approximately $8,000 U.S).

(2)
a Call Option Agreement among Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong, and Shengshihe Consulting under which the shareholders of Shenzhen Wonhe have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00($0.16 U.S) or any higher price required by PRC law. The Shenzhen Wonhe shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option;

(3)
a Proxy Agreement by Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong pursuant to which they each authorize Shengshihe Consulting to designate someone to exercise all of his shareholder decision rights with respect to Shenzhen Wonhe; and

(4)
A Share Pledge Agreement between Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong, Shenzhen Wonhe, and Shengshihe Consulting under which the shareholders of Shenzhen Wonhe have pledged all of their equity in Shenzhen Wonhe to Shengshihe Consulting to guarantee Shenzhen Wonhe’s and Shenzhen Wonhe’s shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See “Risk Factors - Risks Relating to the VIE Agreements,” Included in our Current Report on Form 8-K filed with the SEC on June 28, 2012.

The foregoing description of the terms of the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement, the Proxy Agreement and the Share Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.5, 10.6, 10.7 and 10.8 to our Current Report on Form 8-K filed with the SEC on June 28, 2012, respectively, which are incorporated by reference herein.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●
Growth in the Chinese Economy –

We operate our facilities in China and derive the majority of our revenues from products sold to customers in China. Economic conditions in China, therefore, affect virtually all aspects of our operations, including the demand for our products, the availability and prices of our raw materials and our other expenses. China has experienced significant economic growth, achieving a compound annual growth rate of over 10% in gross domestic product from 1996 through 2008. Concurrent with this growth, domestic demand for our products has also increased. China is expected to experience continued growth in all areas of investment and consumption, even in the face of a global economic recession.

●	Demand for digital products in China– Due to the growth in China’s economy, people in China are likely to buy more digital products.
●
Improvement in technology–

Technology innovation and updating is the crucial factor that determines the success of a new high-tech company. We have invested a large amount of capital to build an excellent work environment and R&D atmosphere to attract and retain technical talent. And we have also established an intellectual property protection system to protect our staff’s research achievements and put them into production. In the long term, we intend to continue to invest to set up more incentives to retain talent and to provide more R&D facilities and equipment to facilitate technology innovation and improvement.

Results of Operations (In U.S. Dollars)

Comparison of Three Months Ended June 30, 2012 and June 30, 2011

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three-month periods ended June 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Percentage Change

Sales	$5,607,648	$-	100%
Cost of Sales	(2,867,908)	-	100%
Gross profit	2,739,740	-	100%
Research and development	(82,838)	(127,025)	(35%)
Selling and marketing expenses	(81,494)	(11,812)	590%
General and administrative expenses	(893,455)	(190,404)	369%
Operating income (loss)	1,681,953	(329,241)	611%
Other income	878	171,827	(99%)
Income (loss) before provision for (benefit from) Income taxes	1,682,831	(157,414)	1,169%
Provision for income taxes	420,707	(39,353)	1,169%
Net income before noncontrolling interests	1,262,124	(118,061)	1,169%
Noncontrolling interests	112,079	-	100%
Net income attributable to common stockholders	1,150,045	(118,061)	1,074%
Other comprehensive income:	4,267	115,349	(96%)
Total comprehensive income	$1,154,312	$(2,712)	42,663%

Sales. At the end of the 2011 year, one of our major products, HMC660, the multimedia box passed the stability test and we began to sell the HMC660 in December 2011. For the three months ended June 30, 2012, sales of $5,607,648 represented 12,022 series of HMC 660 sold at a price of approximately $467 each. For the three months ended June 30, 2011, there was no revenue.

Cost of Sales. Our cost of sales increased to $2,867,908 for the three months ended June 30, 2012 from $0 for the three months ended June 30, 2011. The increase in cost of sales was reasonable compared with the increase in sales. The costs were primarily comprised of outsourcing costs for production and materials purchased.

Gross Profit. Our gross profit increased to $2,739,740 for the three months ended June 30, 2012, which represented a gross profit ratio of 49%, from 0% for the three months ended June 30, 2011.

Research and development expenses. Our research and development expenses decreased to $82,838 in the three months ended June 30, 2012 from $127,025 in the three months ended June 30, 2011, representing a 35% decrease. The decrease was due to the fact that we spent less cash on product development for the three months ended June 30, 2012 than for the three months ended June 30, 2011 as our main products had passed the stability test in December 2011.  Our research and development expenses are primarily comprised of salaries for R&D employees and materials used for research and development for new products.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $81,494 for the three months ended June 30, 2012 from $11,812 in the three months ended June 30, 2011, representing a 590% increase. Our selling and marketing expenses were primarily comprised of salaries, insurance, travelling expenses and marketing promotion. For the three months ended June 30, 2012, the number of sales employees was largely increased due to an increase in sales functions compared with the three months ended June 30, 2011.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $893,455 for the three months ended June 30, 2012 from $190,404 in the three months ended June 30, 2011, representing a 369% increase. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and any expenses incurred for G&A functions. As the number of G&A employees and the size of our business increased, our G&A expenses also increased. In addition, as we prepared for our reverse acquisition transaction during the three months ended June 30, 2012, the expenses incurred for attorneys, auditors and financial advisors increased as well.

Provision for Income Taxes.  Our provision for income taxes increased to $420,707 in the three months ended June 30, 2012 from a tax benefit of $39,353 in the three months ended June 30, 2011, representing a 1,169% increase. Our effective tax rate was the same as the statutory rate of 25% for the three months ended June 30, 2012 and 2011.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012.  The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our sales which caused the improvement of our business performance.

Net Income. Our net income attributable to common stockholders increased to $1,150,045 in the three months ended June 30, 2012 from a loss of $118,061 in the three months ended June 30, 2011, representing a 1,074% increase. This increase was mainly due to the increase in our sales.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2012 and 2011, foreign currency translation adjustments of $4,267 and $115,349 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Comparison of Six Months Ended June 30, 2012 and June 30, 2011

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the six-month periods ended June 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Percentage Change

Sales	$8,962,004	$-	100%
Cost of Sales	(4,582,889)	-	100%
Gross profit	4,379,115	-	100%
Research and development	(152,164)	(193,204)	(21%)
Selling and marketing expenses	(166,620)	(19,682)	747%
General and administrative expenses	(1,184,511)	(409,640)	189%
Operating income (loss)	2,875,820	(622,526)	562%
Other income	112,945	378,068	(70%)
Income (loss) before provision for (benefit from) income taxes	2,988,765	(244,458)	1,323%
Provision for income taxes	747,191	(61,114)	1,323%
Net income before noncontrolling interests	2,241,574	(183,344)	1,323%
Noncontrolling interests	112,079	-	100%
Net income attributable to common stockholders	2,129,495	(183,344)	1,261%
Other comprehensive income:	48,059	162,862	(70%)
Total comprehensive income	$2,177,554	$(20,482)	10,732%

Sales. At the end of the 2011 year, one of our major products, HMC660, the multimedia box passed the stability test and we began to sell the HMC 660 in December 2011. For the six months ended June 30, 2012, sales of $8,962,004 represented 19,206 series of HMC 660 sold at a single price of approximately $467 each. For the six months ended June 30, 2011, there was no revenue.

Cost of Sales. Our cost of sales increased to $4,582,889 for the six months ended June 30, 2012 from $0 for the six months ended June 30, 2011. The increase in cost of sales was reasonable compared with the increase in sales. The costs were primarily comprised of outsourcing costs for production and materials purchased.

Gross Profit. Our gross profit increased to $4,379,115 for the six months ended June 30, 2012, which represented a gross profit ratio of 49%, from 0% for the six months ended June 30, 2011.

Research and development expenses. Our research and development expenses decreased to $152,164 for the six months ended June 30, 2012 from $193,204 in the six months ended June 30, 2011, representing a 21% decrease. The decrease was due to the fact that we spent less cash on product development for the three months ended June 30, 2012 than for the three months ended June 30, 2011 as our main products had passed the stability test in December 2011.  Our research and development expenses are primarily comprised of salaries for R&D employees and materials used for research and development.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $166,620 for the six months ended June 30, 2012 from $19,682 in the six months ended June 30, 2011, representing a 747% increase. Our selling and marketing expenses were primarily comprised of salaries, insurance, travelling expenses and marketing promotion. For the six months ended June 30, 2012, the number of sales employees increased due to an increase in sales functions compared with the six months ended June 30, 2011.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $1,184,511 for the six months ended June 30, 2012 from $409,640 for the six months ended June 30, 2011, representing a 189% increase. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and any expenses incurred for G&A functions. As the number of G&A employees and the size of our business increased, our G&A expenses were also increased. In addition, as we prepared for our reverse acquisition transaction during the six months ended June 30, 2012, the expenses incurred for attorneys, auditors and financial advisors were increased as well.

Provision for Income Taxes.  Our provision for income taxes increased to $747,191 in the six months ended June 30, 2012 from a tax benefit of $61,114 in the six months ended June 30, 2011, representing a 1,323% increase. Our effective tax rate was the same as the statutory rate of 25% for the six months ended June 30, 2012 and 2011.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012.  The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our sales which caused the improvement of our business performance.

Net Income. Our net income attributable to common stockholders increased to $2,129,495 in the six months ended June 30, 2012 from a loss of $183,344 in the six months ended June 30, 2011, representing a 1,261% increase. This increase was mainly due to the increase in our sales.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flow are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the six months ended June 30, 2012 and 2011, foreign currency translation adjustments of $48,059 and $162,862 have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

As of June 30, 2012, we had cash and cash equivalents of $4,432,426, primarily consisting of cash on hand and demand deposits. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our unaudited cash flows for the periods indicated:

Cash Flows
(all amounts in U.S. dollars)

	Six Months Ended June 30,2012	Six Months Ended June 30, 2011
Net cash (used in) operating activities	$(901,804)	$(831,668)
Net cash provided by (used in) investing activities	5,245,616	(6,309,568)
Net cash provided by (used in) financing activities	-	-
Effects of Exchange Rate Change in Cash	12,530	(69,185)
Net Increase in Cash and Cash Equivalents	4,356,342	(7,210,421)
Cash and Cash Equivalent at Beginning of the Period	76,084	7,583,786
Cash and Cash Equivalent at End of the Period	$4,432,426	$373,365

Operating activities

Cash used by operating activities was $901,804 for the six months ended June, 2012, as compared to $831,668 for the six months ended June 30, 2011. The change is attributable to an increase in accounts receivable and prepayments principally as a result of our increase in sales.

Investing activities

Net cash provided by investing activities was $5,245,616 for the six months ended June 30, 2012, as compared to net cash used of $6,309,568 for the six months ended June 30, 2011. The change is attributable to the related party loan repayment.

We believe that our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we currently may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our current stockholders. New indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU No. 2011-04”), which amends current guidance to result in common fair value measurements and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 7). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-04 did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income (loss), or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company’s financial statements.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, our principal executive officer and our principal financial officer concluded that as of June 30, 2012, our disclosure controls and procedures were not effective due to a material weakness related to a lack of accounting personnel with sufficient experience in maintaining books and records and preparing financial statements in accordance with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

Item 1A. Risk Factors.

Not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Description

2.1
Share Exchange Agreement, dated as of June 27, 2012, among Wonhe High-Tech International, Inc., World Win International Holding Ltd. (BVI), the shareholders of World Win International Holding Ltd. (BVI), and Super-stable Group Holdings Limited. (incorporated by reference to Exhibit 2.1 to the registrant’s Form 8-K filed with the SEC on June 28, 2012)

3.1	Certificate of Amendment to the Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the registrant’s Form 8-K filed with the SEC on May 8, 2012).

10.1
Exclusive Technical Service and Business Consulting Agreement dated May 30, 2012 by and between Shenzhen Wonhe Technology Co., Ltd. and Shengshihe Management Consulting (Shenzhen) Co., Ltd. (incorporated by reference to Exhibit 10.5 to the registrant’s Form 8-K filed with the SEC on June 28, 2012)

10.2
Call Option Agreement dated May 30, 2012 by and among Shengshihe Management Consulting (Shenzhen) Co., Ltd., Wang Youliang, Tong Qing, Li Jingwu and Tong Nanfang. (incorporated by reference to Exhibit 10.6 to the registrant’s Form 8-K filed with the SEC on June 28, 2012)

10.3
Proxy Agreement dated May 30, 2012 by and among Shengshihe Management Consulting (Shenzhen) Co., Ltd., Shenzhen Wonhe Co., Ltd., Wang Youliang, Tong Qing, Li Jingwu and Tong Nanfang. (incorporated by reference to Exhibit 10.7 to the registrant’s Form 8-K filed with the SEC on June 28, 2012)

10.4
Share Pledge Agreement dated May 30, 2012 by and among Shengshihe Management Consulting (Shenzhen) Co., Ltd., Wang Youliang, Tong Qing, Li Jingwu, Tong Nanfang and Shenzhen Wonhe  Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to the registrant’s Form 8-K filed with the SEC on June 28, 2012)

31.1*
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: August 17, 2012
	By:	/s/ Nanfang Tong
Nanfang Tong
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
Officer)
Date: August 17, 2012
	By:	/s/ Chahua Yuan
Chahua Yuan
Chief Financial Officer
(Principal Financial Officer)