Form 10-Q/A
period 2012-06-30
Wonhe High-Tech International, Inc.
filed 2012-08-30
CIK 1434388

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q/A Amendment No. 1

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

+ (86) 0755-82871161
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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Wonhe High-Tech International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 17, 2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1(*)
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(*)
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(*)	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(*)	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(**)	XBRL Instance Document
101.SCH(**)	XBRL Taxonomy Schema
101.CAL(**)	XBRL Taxonomy Calculation Linkbase
101.DEF(**)	XBRL Taxonomy Definition Linkbase
101.LAB(**)	XBRL Taxonomy Label Linkbase
101.PRE(**)	XBRL Taxonomy Presentation Linkbase

*These exhibits were previously filed as exhibits to Wonhe High-Tech International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 17, 2012.

** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: August 30, 2012
By: /s/ Nanfang Tong
Nanfang Tong
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
Officer)
Date: August 30, 2012
By: /s/ Chahua Yuan
Chahua Yuan
Chief Financial Officer
(Principal Financial Officer)