Form 10-Q/A
period 2012-06-30
Wonhe High-Tech International, Inc.
filed 2012-11-08
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q/A (Amendment No.2)

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

Explanatory Note:

This Amendment No.2 to Wonhe High-Tech International Inc.’s (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2012 (“Form 10-Q”), as filed with the Securities and Exchange Commission on August 17, 2012, is being filed in response to a letter of comment from the Securities and Exchange Commission dated August 31, 2012. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-Q.

This Amendment No. 2 also furnishes Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

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

Shenzhen Wonhe Technology Co., Ltd (the “Company”) is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000.  It specializes in the research and development, outsourced-manufacturing and trade of x86 (instruction set architecture based on Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture) based hi-tech products.  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The product we currently offer to market is Home Media Center (HMC). The Company is located in Shenzhen, Guangdong Province, China.

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

Revenue and Cost Recognition

The Company receives revenue from sale of electronic products. The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

Finished goods are delivered from outsourced manufacturer to the Company.  Revenue is recognized when the title to the products has been passed to customers, which is the date the products are picked up by the customers at the Company’s location or delivered to designated locations by Company employees and accepted by the customers and the previously discussed requirements are met.  The customers’ acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form.  The Company does not provide the customers with the right of return.  A 36-month warranty is offered to customers for exchange or repair of defect products, the cost of which is substantially covered by the outsourced manufacturers’ warranty policies as specified in the contract between the Company and outsourced manufacturers.  As a result, the Company does not recognize a warranty liability.  Payments received before all of the relevant criteria for revenue recognition are met are recorded as advances from customers.

The Company follows the guidance set forth by the FASB ASC 605-45-45 to assess whether the Company acts as the principal or agent in the transaction.  The determination involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of arrangement.  Based on the assessment, the Company determined it acts as principal in the transaction and reports revenues on the gross basis accordingly. Sehnzhen Wonhe recognizes product sales revenue from its sales to customers when the products are delivered from Shenzhen Wonhe to its customers. Product sales to all customers are recorded at the gross amount billed to such customers as it has determined that  Shenzhen Wonhe is principal to the transaction because it is the primary obligor in the arrangement and has exclusive ownership and right to sell its products to customers directly.No return rights are granted to customers if they are unable to sell their purchased inventories to end users.

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

Research and Development Costs

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $82,838 and $127,025 for the three months ended June 30, 2012 and 2011, respectively. Research and development costs were $152,164 and $193,204 for the six months ended June 30, 2012 and 2011, respectively.

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

Noncontrolling interests

The Company evaluated and determined that under the VIE agreements as disclosed in Note 1, it is deemed to be the primary beneficiary of Shengshihe Consulting.  The noncontrolling interest, representing the 5% of net assets in Shenzhen Wonhe not attributable, directly or indirectly, to the Company is measured at its carrying value in the equity section of the consolidated balance sheets.

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

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2012 and 2011.

BVI

World Win is incorporated in BVI and is governed by the income tax laws of BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Kuayu International is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non Hong Kong source income.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file its own tax returns.  Consolidated tax returns are not permitted in China.

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

8.     INCOME TAXES

The provision for (benefit from) income taxes consisted of the following for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Current	$420,707	$-	$452,703	$-
Deferred	-	(39,353)	294,488	(61,114)

	$420,707	$(39,353)	$747,191	$(61,114)

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS JUNE 30, 2012 AND 2011 (UNAUDITED)

9.     CONCENTRATION OF CREDIT RISK (continued)

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	Three months ended		Six months ended
	June 30, 2012		June 30, 2012
Name	Amount	Percentage	Amount	Percentage
Customer 1	$1,036,375	18.47%	$1,036,375	11.56%
Customer 2	863,257	15.39%	*	*
Customer 3	*	*	1,026,576	11.45%
Customer 4	*	*	933,250	10.41%
Total	$1,899,632	33.86%	$2,996,201	33.42%

*Less than 10% of total sales for the three and six months ended June 30, 2012

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s accounts receivable as of the date indicated:

	June 30, 2012
Name	Amount ($)	Percentage
Customer 1	$480,928	27.25%
Customer 2	298,175	16.89%
Customer 3	480,928	27.25%
Customer 4	456,882	25.89%
	$1,716,913	97.28%

*Less than 10% of total accounts receivable as of June 30, 2012

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

Forward Looking Statement Notice

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the U.S. federal securities laws.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by the forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may,” “likely,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” or the negative of these terms or other comparable terminology.  These forward-looking statements are subject to a number of risks that could cause them to differ from our expectations. These include, but are not limited to, risks relating to:

●	the impact of a downturn or negative changes in the market for media technology products.

●	our ability to obtain additional capital in future years to fund our planned expansion.

●	economic, political, regulatory, legal and foreign exchange risks associated with our operations.

●	the loss of key members of our senior management and our qualified sales personnel.

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

(2)
a Call Option Agreement among Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”),, and Shengshihe Consulting under which the shareholders of Shenzhen Wonhe have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00($0.16 U.S) or any lower  price permitted  by PRC law. The Shenzhen Wonhe shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option;

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

The Company believes that Shengshihe Consulting’s contractual agreements with Shenzhen Wonhe are in compliance with PRC law and are legally enforceable.  The Shenzhen Wonhe Shareholders are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Shenzhen Wonhe and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Shenzhen Wonhe or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arraignments through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Shenzhen Wonhe, and its ability to conduct the Company’s business may be adversely affected. The VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See “Risk Factors - Risks Relating to the VIE Agreements,” and “Regulation - PRC M&A Rule”. Included in our Current Report on Form 8-K filed with the SEC on June 28, 2012.

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

Sales. At the end of the 2011 year, one of our major products, HMC660, the multimedia box passed the stability test which is a test to examine product hardware operation, heat dissipating and chip stability to ensure the product is qualified to operate smoothly under normal conditions. The stability test is requisite requirement and final procedure before our product is launched to the market. We started sales of our HMC 660 products since December 2011. HMC660 is the only product and service we currently offer to the market of which most of our revenues derive from. HMC660 platform, is a control, management and data storage center for family equipment and a central processing center which uses the remote technology to control the family equipment at home or in other cities. HMC660 provides a software platform has the function characteristics of family security, television direct transmission, TV on demand, VOD, life information, urban business information, handy service for the public, medical care and games world. For the three months ended June 30, 2012, sales of $5,607,648 represented 12,022 series of HMC 660 sold at a price of approximately $467 each. For the three months ended June 30, 2011, there was no revenue.

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

Sales. At the end of the 2011 year, one of our major products, HMC660, the multimedia box passed the stability test which is a test to examine product hardware operation, heat dissipating and chip stability to ensure the product is qualified to operate smoothly under normal conditions. The stability test is requisite requirement and final procedure before our product is launched to the market. We started sales of our HMC 660 products since December 2011. HMC660 is the only product and service we currently offer to the market of which most of our revenues derive from. HMC660 platform, is a control, management and data storage center for family equipment and a central processing center which uses the remote technology to control the family equipment at home or in other cities. HMC660 provides a software platform has the function characteristics of family security, television direct transmission, TV on demand, VOD, life information, urban business information, handy service for the public, medical care and games world. For the six months ended June 30, 2012, sales of $8,962,004 represented 19,206 series of HMC 660 sold at a single price of approximately $467 each. For the six months ended June 30, 2011, there was no revenue.

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

Financing Activities [EVW: any financing activities?]

Transfer of Offshore Funds into China

The most commonly accepted way to transfer offshore funds to our Chinese subsidiaries is through the increase of a subsidiary’s registered capital. Specifically, overseas funds such as proceeds of an offering can be contributed to our wholly foreign owned subsidiary in China, Shengshihe Consulting, as a result of an increase in its registered capital.

 The Entrusted Management Agreement between Shengshihe Consulting and the Shenzhen Wonhe Shareholders, which forms a part of the VIE Agreements, provides that Shengshihe Consulting is entitled to 95% of total net profits (and will bear all losses) arising from Shenzhen Wonhe’s operations.  The Entrusted Management Agreement also entitles Shengshihe Consulting to manage the operations and control the cash flows of Walker Resources.   Although Shengshihe Consulting is entitled to Shenzhen Wonhe’s profits, any distributions of such profits to Shengshihe Consulting and to us must comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.

 Cash Transfer out of China

The Chinese government strictly regulates conversion of RMB into foreign currencies.  Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Shengshihe Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. See “Risk Factors – Risks Associated with Doing Business in China.”

Restrictions on Dividends and Distributions

Under PRC regulations, the Company’s operating subsidiary, Shenzhen Wonhe, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits to be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.

Under the PRC laws and regulations, the Company’s PRC subsidiaries and VIEs are restricted in their ability to transfer certain of its net assets to the Company in the form of dividend payments, loans or advances. In addition, the Company’s operations and revenues are conducted and generated in the PRC, all of the Company’s revenues being earned and currency received are denominated in RMB.  RMB is subject to the foreign exchange control regulation in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

As of December 31, 2011 and March 31, 2012, an aggregate amount of $0 and $97,945 respectively have been appropriated from retained earnings and set aside for statutory by Shenzhen Wonhe.

As of December 31, 2011 and March 31, 2012, the amount of restricted net assets of Shenzhen Wonhe, which may not be transferred to the Company in the form of loans, advances or cash dividends by the subsidiaries without the consent of a third party, was approximately 100% and 100% respectively of the Company’s consolidated net assets as discussed above.

Restrictions on Foreign Exchange

The sales revenue and expenses of Shenzhen Wonhe are denominated in RMB. Under PRC law, the RMB is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans. Currently, Sehnzhen Wonhe and Shenghihe Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future.

One Year Holding Period Under Rule 144

We were a shell company and terminated the shell status by filing of a Form 8-K containing Form 10-like information in connection with the reverse merger of World Win into the Company with the SEC on June 8, 2012. Our shareholders are eligible to sell all or some of their shares of our common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied an one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.  Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate that has satisfied a one-year holding period.  The one year restrictive holding period for sale of our unregistered shares under Rule 144 may impact our ability to attract additional capital to implement our business plan or sustain operations.  Further, any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and formsDisclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

             As of June 30, 2012, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012.   We do not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor do we have an internal financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting, although we engages outside accounting consultant who is experienced and familiar with the US GAAP to help us prepare its financials. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls.

We also believe that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. It is our intention to increase staffing to mitigate the current lack of segregation of duties within the general administrative and financial functions. In an effort to remediate the material weaknesses, we plan to document our process and procedures governing our internal reporting, including (1) timely review of reports prior to issuance, (2) a re-evaluation of our staffing needs, and (3) analysis of unusual transactions as they are occurring to allow adequate time for multiple levels of review.

There are also certain deficiencies in the design or operation of our internal control over financial reporting that has adversely affected its disclosure controls that may be considered to be “material weaknesses.” We plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.

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

Date: November 8, 2012
	By:	/s/ Nanfang Tong
Nanfang Tong
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
Officer)
Date: November 8, 2012
	By:	/s/ Chahua Yuan
Chahua Yuan
Chief Financial Officer
(Principal Financial Officer)