Form 10-Q
period 2012-09-30
Wonhe High-Tech International, Inc.
filed 2012-11-14
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, the registrant had 23,900,130 shares of common stock outstanding.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

ASSETS	September 30, 2012	December 31, 2011
	(Unaudited)

Current assets:
Cash	$5,859,028	$76,084
Accounts receivable	2,659,916	-
Interest receivable	-	307,697
Inventory	313,310	180,398
Loans to related parties	-	5,179,524
Advances to suppliers	2,823,193	800,233
Prepaid expenses	196,504	5,892

Total current assets	11,851,951	6,549,828

Fixed assets	472,744	462,620
Less: accumulated depreciation	(102,266)	(44,089)

Fixed assets, net	370,478	418,531

Other assets:
Other assets – principally security deposits	54,775	45,350
Deferred income taxes	-	292,625

Total other assets	54,775	337,975

TOTAL ASSETS	$12,277,204	$7,306,334

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2012	December 31, 2011
	(Unaudited)

Current liabilities:
Accounts payable	$8,756	$8,365
Advances from customers	73,022	154,581
Payroll payable	46,863	63,234
Taxes Payable	585,856	2,407
Accrued expenses and other payables	165,099	100,623

Total current liabilities	879,596	329,210

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 23,900,130 and 19,128,130 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	23,900	19,128
Additional paid-in capital	7,113,611	7,475,872
Statutory reserve fund	412,919	-
Retained earnings (accumulated deficit)	2,930,345	(852,329)
Other comprehensive income	349,007	334,453

Stockholders' equity before noncontrolling interests	10,829,782	6,977,124
Noncontrolling interests	567,826	-

Total stockholders’ equity	11,397,608	6,977,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,277,204	$7,306,334

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN U.S.$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$6,739,797	$-	$15,701,801	$-
Cost of sales	(3,449,590)	-	(8,032,479)	-

Gross profit	3,290,207	-	7,669,322	-

Operating expenses:
R & D expenses	62,170	135,201	214,334	328,404
Selling and marketing	116,481	59,895	283,101	79,577
General and administrative	273,174	223,503	1,457,685	633,143

Total operating expenses	451,825	418,599	1,955,120	1,041,124

Income from operations	2,838,382	(418,599)	5,714,202	(1,041,124)

Interest income	-	173,653	112,874	551,721

Income before provision for income taxes	2,838,382	(244,946)	5,827,076	(489,403)
Provision for income taxes	709,578	(61,236)	1,456,769	(122,351)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(IN U.S.$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	2,128,804	(183,710)	4,370,307	(367,052)
Noncontrolling interests	(105,252)	-	(217,330)	-

Net income attributable to common stockholders	2,023,552	(183,710)	4,152,977	(367,052)
Foreign currency translation adjustment	(16,853)	73,298	31,277	236,160
Total comprehensive income	$2,006,699	$(110,412)	$4,184,254	$(130,892)

Earnings per common share, basic and diluted	$0.08	$(0.01)	$0.20	$(0.02)

Weighted average shares outstanding, basic and diluted	23,900,130	19,128,130	20,800,072	19,128,130

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
January 1, 2012	$19,128	$7,475,872	$(852,329)	$-	$-	$334,453	$6,977,124
Reclassification of noncontrolling interests in VIE	-	(374,750)	42,616	-	348,857	(16,723)	-
Recapitalization for reverse merger	4,772	12,489	-	-	-	-	17,261
Net income	-	-	4,152,977	-	217,330	-	4,370,307
Appropriation of statutory reserves	-	-	(412,919)	412,919	-	-	-
Other comprehensive income	-	-	-	-	1,639	31,277	32,916

Balance, September 30, 2012	$23,900	$7,113,611	$2,930,345	$412,919	$567,826	$349,007	$11,397,608

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
	(U.S.$)	(U.S.$)

Cash flows from operating activities:
Net income (loss)	$4,370,307	$(367,052)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	57,989	27,272
Deferred income taxes	294,302	(122,351)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(2,631,142)	(10,416)
Decrease (increase) in interest receivable	307,697	(154,450)
(Increase) in inventory	(132,912)	(127,603)
(Increase) in advances to suppliers	(2,022,960)	(614,573)
(Increase) in prepaid expenses	(190,612)	-
Increase in accounts payable	391	24,109
(Decrease) increase in payroll payable	(16,371)	61,188
Increase in taxes payable	583,449	2,504
Increase (decrease) in accrued expenses and other payables	2,937	(21,408)
(Decrease) in interest received in advance	-	(393,120)
(Decrease) in advances from customer	(81,559)	-

Net cash provided by (used in) operating activities	541,516	(1,695,900)

Cash flows from investing activities:
Purchase of fixed assets	(7,779)	(287,582)
Cash received in reverse merger	40,901	-
Loans to related parties	(79,000)	(8,130,730)
Repayment of related party loans	5,288,197	2,517,606

Net cash provided by (used in) investing activities	5,242,319	(5,900,706)

Effect of exchange rate changes on cash	(891)	119,784

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (UNAUDITED)

	2012	2011
	(U.S.$)	(U.S.$)

Net increase (decrease) in cash	5,782,944	(7,476,822)
Cash, beginning	76,084	7,583,786

Cash, ending	$5,859,028	$106,964

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$662,212	$-

Cash paid for interest	$-	$-

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

As a result of the acquisition, the Company’s consolidated subsidiaries include World Win, the Company’s wholly-owned subsidiary which is incorporated under the laws of the British Virgin Island (“BVI”), Kuayu International Holdings Group Limited (Hong Kong), or “Kuayu”, a wholly-owned subsidiary of World Win which is incorporated under the laws of Hong Kong,  Shengshihe Management Consulting (Shenzhen) Co., Ltd., or “Shengshihe Consulting”, a wholly-owned subsidiary of Kuayu which is incorporated under the laws of the PRC, and Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe”, a limited liability company incorporated under the laws of the PRC which is effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements. Shenzhen Wonhe is considered a variable interest entity (“VIE”) of Shengshihe Consulting.

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

1.            ORGANIZATION (continued)

On May 30, 2012, Shenzhen Wonhe entered into (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement, (iv) Call Option Agreement with Shengshihe Consulting.  The foregoing agreements are collectively referred to as the “Management and Control Agreements.”

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to their business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay an annual service fee to Shengshihe Consulting an amount equal 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $7,910 (RMB 50,000) each month. The agreement has an unlimited term and can only be terminated upon written notice agreed to by both parties.

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

Share Pledge Agreement:  Pursuant to the agreement, each of the stockholders of Shenzhen Wonhe pledged their shares to Shengshihe Consulting to secure their obligations under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Shenzhen Wonhe agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Shenzhen Wonhe that would affect Shengshihe Consulting’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

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

1.            ORGANIZATION (continued)

After the exchange, the Company’s current organization structure is as follows:

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2012, include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe.  The unaudited statements of income and other comprehensive income for the three and nine months ended September 30, 2011 and audited balance sheet as of December 31, 2011, include Shenzhen Wonhe only, as World Win, Kuayu, Shengshihe Consulting were not in existence at that time. All significant intercompany accounts and transaction has been eliminated in consolidation when applicable.

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

ASSETS	September 30, 2012
(Unaudited) (U.S.$)
Current assets:
Cash	$5,859,004
Accounts receivable	2,580,909
Inventory	313,310
Advances to suppliers	2,823,193
Prepaid expenses	196,504

Total current assets	11,772,920

Fixed Assets	472,744
Less: accumulated depreciation	(102,266)

Fixed Assets, net	370,478

Other assets:
Other assets – principally security deposits	54,775

Total other assets	54,775

TOTAL ASSETS	$12,198,173

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

LIABILITIES	September 30, 2012
(Unaudited) (U.S.$)

Current liabilities:
Accounts payable	$8,756
Advances from customers	73,022
Payroll payable	46,863
Taxes Payable	585,856
Accrued expenses and other payables	127,165

Total current liabilities	841,662

TOTAL LIABILITIES	$841,662

	For the three months ended	For the nine months ended
	September 30, 2012 (Unaudited) (U.S.$)

Sales	$6,741,196	$15,701,801
Net income	2,105,117	4,346,607

For the nine months ended September 30, 2012 (Unaudited) (U.S.$)

Net cash provided by operating activities	$582,229
Net cash provided by investing activities	5,201,423
Effect of exchange rate changes on cash	(732)

Net increase in cash	$5,782,920

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Under ASC 810, an enterprise has a controlling financial interest in a VIE, and must consolidate that VIE, if the enterprise has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affected the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The enterprise’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights.

Shenzhen Wonhe’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

The unaudited interim consolidated financial statements of the Company as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.  Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the financial statements and the notes thereto, included in the Company’s Form 8-K previously filed with the SEC.

In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2012.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation

All Company assets are located in the People’s Republic of China (“PRC”).  The functional currency for the majority of the Company’s operations is the RMB.  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with ASC 830, “Foreign Currency Matters.”

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2012	December 31, 2011

Balance sheet items, except for stockholders’ equity, as of year or period end	0.1579	0.1571

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Amounts included in the statements of income and other comprehensive income, statement of changes in stockholders’ equity and statements of cash flows	0.1579	0.1557	0.1580	0.1537

For three months ended September 30, 2012 and 2011, foreign currency translation adjustments of ($16,853) and $73,298, respectively, and for the nine months ended September 30, 2012 and 2011, foreign currency translation adjustments of $31,277 and $236,160, respectively, have been reported as other comprehensive income.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain.  Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in China’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Revenue and Cost Recognition

The Company receives revenue from the sale of electronic products. The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

Finished goods are delivered from outsourced manufacturers to the Company.  Revenue is recognized when the title to the products has been passed to customers, which is the date the products are picked up by the customers at the Company’s location or delivered to designated locations by Company employees and accepted by the customers and the previously discussed requirements are met.  The customers’ acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form.  The Company does not provide the customers with the right of return.  A 36-month warranty is offered to customers for exchange or repair of defective products, the cost of which is substantially covered by the outsourced manufacturers’ warranty policies as specified in the contract between the Company and outsourced manufacturers.  As a result, the Company does not recognize a warranty liability.  Payments received before all of the relevant criteria for revenue recognition are met are recorded as advances from customers.

The Company follows the guidance set forth by the FASB ASC 605-45-45 to assess whether the Company acts as the principal or agent in the transaction.  The determination involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of arrangement.  Based on the assessment, the Company determined it acts as principal in the transaction and reports revenues on the gross basis.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, interest receivable, loans to related parties, accounts payable and accrued expenses and other payables.  As of September 30, 2012 and December 31, 2011, the carrying values of these financial instruments approximated their fair values due to their short term nature.

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

The Company believes that Shengshihe Consulting’s contractual agreements with Shenzhen Wonhe are in compliance with PRC law and are legally enforceable.  The stockholders of Shenzhen Wonhe are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements.  However, Shenzhen Wonhe and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so.  Furthermore, if Shenzhen Wonhe or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures.  As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Shenzhen Wonhe, and its ability to conduct the Company’s business may be adversely affected.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs were $94,740 and $40,973 for the three months ended September 30, 2012 and 2011, respectively. Advertising costs were $158,583 and $45,166 for the nine months ended September 30, 2012 and 2011, respectively.

Research and Development Costs

Research and development costs are charged to operations when incurred.  Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.  Research and development costs were $62,170 and $135,201 for the three months ended September 30, 2012 and 2011, respectively. Research and development costs were $214,334 and $328,404 for the nine months ended September 30, 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2012 and December 31, 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value.  The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of September 30, 2012 and December 31, 2011.

Advances to Suppliers

Advances to suppliers consist of payments made to suppliers for future deliveries.

Prepaid Expenses

Prepaid expenses primarily consist of prepaid consulting fees in connection with general compliance and maintenance work of the public company and an advance to an advertising company.

Fixed Assets and Depreciation

Fixed assets are recorded at cost, less accumulated depreciation.  Cost includes the price paid to acquire the asset, and any expenditure that substantially increases the asset’s value or extends the useful life of an existing asset.  Leasehold improvements are amortized over the lesser of the term of the related lease or the estimated useful lives of the improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited.  Maintenance and repairs are generally expensed as incurred.  The estimated useful lives for fixed asset categories are as follows:

Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the length of lease or life of the improvements

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceed the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the periods presented.

Advances from Customers

Advances from customers consist of payments received in advance from unrelated third parties for the purchase of the Company’s products.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets at December 31, 2011 consisted entirely of the tax benefit of net operating losses that are available to offset future taxable income which have been fully utilized during the nine months ended September 30, 2012.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of September 30, 2012 and December 31, 2011, the Company does not have any unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2012 and 2011.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Kuayu International is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non Hong Kong source income.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling interests

The Company evaluated and determined that under the VIE agreements as disclosed in Note 1, it is deemed to be the primary beneficiary of Shenzhen Wonhe.  The noncontrolling interest, representing 5% of the net assets in Shenzhen Wonhe not attributable, directly or indirectly to the Company, is measured at its carrying value in the equity section of the consolidated balance sheets.

Reclassifications

Certain amounts in the prior periods financial statements have been reclassified for comparative purposes to conform to the presentation in the current periods financial statements.  These reclassifications had no effect on previously reported earnings.

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). The amendments in this ASU require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by these amendments retrospectively for all comparative periods presented.  The Company does not expect that the adoption of ASU 2011-11 will have a significant, if any, impact on the Company’s consolidated financial statements.

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

3.            RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU No. 2011-05”), which improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in other comprehensive income (“OCI”) by eliminating the option to present components of OCI as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” (“ASU No. 2011-12”), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income (loss) in the statement(s) where the components of net income (loss) and the components of OCI are presented.

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

4.            FIXED ASSETS

Fixed assets at September 30, 2012 and December 31, 2011 are summarized as follows:

	September 30, 2012	December 31, 2011

Office equipment	$153,285	$144,779
Motor vehicles	213,208	212,128
Leasehold improvements	106,251	105,713

	472,744	462,620
Less: Accumulated depreciation	(102,266)	(44,089)

Fixed assets, net	$370,478	$418,531

4.            FIXED ASSETS (continued)

Depreciation expense charged to operations for the three months ended September 30, 2012 and 2011 was $19,465 and $11,605 respectively. Depreciation expense charged to operations for the nine months ended September 30, 2012 and 2011 was $57,989 and $27,272, respectively.

5.            LEASE OBLIGATIONS

The Company leases its offices in Shenzhen and Beijing from two unrelated third parties at a monthly rental of $14,721 and $711, respectively, under operating leases, one expiring on February 28, 2019 and the other expired on September 17, 2012, respectively. The expired lease was not renewed. The Company also leases two apartments for its employees at a monthly rental of $1,386 which will expire in the first quarter of 2013.

The minimum future rentals under these leases as of September 30, 2012, are as follows:

Year Ending
December 31,	Amount

2012	$48,323
2013	180,058
2014	176,657
2015	176,657
2016	176,657
Thereafter	353,314

$1,111,666

6.   RELATED PARTY TRANSACTIONS

The loans to related parties as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011

Guowang Capital	$-	$5,038,134
Puruisi Power	-	141,390

	$-	$5,179,524

7.   RELATED PARTY TRANSACTIONS (continued)

On December 16, 2010, the Company entered into a twelve month loan agreement with a third party in the amount of $7,560,000, maturing December 31, 2011 and bearing interest at 12% per annum.  Prepaid interest of $393,120 was received upon signing of the agreement. The loan was guaranteed by Guowang Xinke Venture Capital Investment (Jiangsu) Co., Ltd. (“Guowang Capital”), an entity related to the Company through certain stockholders.  The agreement provided for the rate of interest to increase to 15% should the entire loan not be repaid by December 31, 2011. In May 2011, Guowang Capital assumed the loan.

At March 31, 2012, all of the principal of the loan has been fully repaid. At December 31, 2011, the amount outstanding of $4,723,934 and related outstanding interest of $307,697, are included in loans to related parties and interest receivable, respectively, in the accompanying balance sheet. Interest charged by the Company for the three months ended September 30, 2012 and 2011, included in interest income was $0 and $173,653, respectively. Interest charged by the Company for the nine months ended September 30, 2012 and 2011, included in interest income was $112,874 and $551,721, respectively. Interest receivable from Guowang Capital at September 30, 2012 and December 31, 2011 was $0 and $307,697, respectively.

On April 25, 2011, the Company entered into a twelve month non-interest bearing loan agreement with Guowang Capital in the amount of $314,200, due April 27, 2012.  The outstanding loan amount was fully paid at March 31, 2012.

On April 30, 2011, the Company entered into a twelve month non-interest bearing loan agreement with Zhongshan Puruisi Power Equipment Technology Co., Ltd. (“Puruisi Power”), an entity related to the Company through one of its stockholders, in the amount of $141,390, due May 2, 2012. On March 14, 2012, the Company lent additional $79,000 to Zhongshan Puruisi and the two loans were fully repaid on March 19, 2012.

For the three months and nine months ended September 30, 2012, the Company had sales of $0 and $116,583, respectively, to a related party, Xuzhou Guowang Network Technology Co., Ltd, an entity related to the Company through one of Shenzhen Wonhe’s stockholders.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  The Company did not identify any assets or liabilities that are required to be presented at fair value on a recurring basis.

8.            INCOME TAXES

The provision for (benefit from) income taxes consisted of the following for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Current	$709,578	$-	$1,162,467	$-
Deferred	-	(61,236)	294,302	(122,351)

	$709,578	$(61,236)	$1,456,769	$(122,351)

8.            INCOME TAXES (continued)

The Company’s effective tax rate was the same as the statutory rate of 25% for the three and nine months ended September 30, 2012 and 2011.  The Company’s PRC tax filings for the tax year ended December 31, 2010 and 2011 were examined by the tax authorities in April 2011 and 2012, respectively.  The examinations were completed and resulted in no adjustments.

9.            CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

10.          MAJOR CUSTOMERS

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s gross revenue during the periods indicated:

	For the three months ended		For the nine months ended
	September 30, 2012		September 30, 2012
	Amount	%	Amount %
CUSTOMER 1	$801,579	11.9%	$1,734,747	11.1%
CUSTOMER 2	932,069	13.6%	* *

*Less than 10% of total sales for the nine months ended September 30, 2012.

The following table represents certain information about the Company’s customers which individually accounted for more than 10% of the Company’s accounts receivable as of September 30, 2012:

	Amount	%
CUSTOMER 1	$480,016	18.8%
CUSTOMER 2	480,016	18.8%
CUSTOMER 3	384,013	15.0%
CUSTOMER 4	345,612	13.5%
CUSTOMER 5	312,010	12.2%

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

BUSINESS OVERVIEW

We conduct our operations through our consolidated affiliate Shenzhen Wonhe Technology Co., Ltd. (hereinafter referred to as “Shenzhen Wonhe”).  Shenzhen Wonhe, founded in November 2010, is a high tech company specializing in research and development, outsourced-manufacturing and marketing of high-end business information technology products.  The Company is located in Shenzhen, People’s Republic of China.

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

The reorganization was structured with the intent that the operating company should be transferred from the Company to Baby Fox Limited and Mr. Yoshida in exchange for their cancellation of their shares in the Company while the remaining shareholders of the Company should receive the residual value in the Company as a shell company available to enter into some future transaction with another operating company.

On June 30, 2011, the Company entered into a novation agreement (the “Novation Agreement”) with Jieming Huang and Newco, pursuant to which Newco became the obligor and assumed all of the obligations and rights of the Company (the “Novation”) under that certain Loan Agreement dated February 18, 2008 (the “Original Loan Agreement”), pursuant to which Jieming Huang provided a loan of $810,160 with a five percent annual interest rate to the Company. As a result of the Novation, the Company is no longer a party to the Original Loan Agreement and is no longer obligated to repay the related loan balance. At the time of entering into the Novation Agreement, Jieming Huang was the Chief Executive Officer and a director of the Company.

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

On June 30, 2011, the Company entered into a Termination Agreement (the “Termination Agreement”) with Beijing Allstar Business Consulting, Inc. (“Allstar”), pursuant to which the Company terminated its Consulting Agreement with Allstar dated May 18, 2007, as amended and restated on April 28, 2008 (the “Allstar Consulting Agreement”). The parties entered into the Termination Agreement in connection with the Reorganization. As a result of the closing of the reorganization, Baby Fox Limited and its owner Hitoshi Yoshida no longer own any of their previous holdings of 38,057,487 shares of the Company’s Common Stock, which shares previously constituted approximately 94% of the Company’s outstanding shares prior to the Reorganization. The board of directors prior to the Reorganization named Mu Zhang to be the sole officer and director of the Company effective from the time of effectiveness of the reorganization.

On March 20, 2012, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) by and among Mu Zhang, Catalpa Holdings, Inc., First Prestige, Inc., JD Infinity Holdings, Inc. and Favor Jumbo Enterprises Limited (collectively referred to as the “Sellers” or individually as a “Seller”), and Super-stable Group Holdings Limited (“Super-stable or the “Buyer””). Pursuant to the terms of the Purchase Agreement, on March 20, 2012 (the “Closing Date”), Super-stable acquired from the Sellers 1,912,813 shares (the “Purchased Stock”), or approximately 80.0%, of the issued and outstanding common stock of the Company. In consideration for the sale of the Purchased Stock, the Buyer paid the Sellers $250,000 (the “Cash Consideration”), which was paid to the Sellers in cash and was funded by a loan from Shenzhen Wonhe.   Pursuant to the terms of the Purchase Agreement, Mu Zhang, the then current officer and director of the Company, resigned on the Closing Date and Wei Wang was named sole Director of the Company and Nanfang Tong was named President, Secretary and Treasurer of the Company. Wei Wang was the sole owner and a director of Super-stable and Nanfang Tong is the President and Treasurer of Super-stable. Such resignation and appointments were effective as of the Closing Date with respect to the directors and officers of the Company. Mu Zhang, the former sole director and officer of the Company, was one of the Sellers. Concurrent with this change of management, the Company moved its principal executive offices to Unit E8, 3/F, Tat Comm. Bldg. 97, Bonham Strand East, Sheng Wan, Hong Kong.

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

Acquisition of World Win

On June 27, 2012, we completed a reverse acquisition transaction through a share exchange with World Win and its shareholders, or the “Shareholders”, whereby we acquired 100% of the issued and outstanding capital stock of World Win in exchange for our majority shareholder Super-stable transferring to the Shareholders all of its 19,128,130 shares of our common stock, which constituted 80.0% of our issued and outstanding capital stock as of and immediately after the consummation of the reverse acquisition. As a result of the reverse acquisition, World Win became our wholly-owned subsidiary and the former shareholders of World Win became our controlling stockholders. The amount of consideration received by the shareholders of World Win was determined on the basis of arm’s-length negotiations between World Win, Super-stable and the Shareholders. The share exchange transaction was treated as a reverse acquisition, with World Win as the acquirer and the Company as the acquired party for accounting purposes. Unless the context suggests otherwise, when we refer in this report to the business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of World Win and its consolidated subsidiaries.

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

The funds used by Super-stable to purchase its 19,128,130 shares of our common stock was loaned to it by Shenzhen Wonhe, our indirect, consolidated affiliate.

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

As a result of our acquisition of World Win, we now own all of the issued and outstanding capital stock of Kuayu, which in turn owns all of the issued and outstanding capital stock Shengshihe Consulting. In addition, we effectively and substantially control Shenzhen Wonhe through a series of captive agreements.

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

Subsequent to the closing of the Exchange Agreement, we conduct our operations through our controlled consolidated affiliate Shenzhen Wonhe.  Shenzhen Wonhe is a high-tech company specializing in research and development, outsourced-manufacturing and marketing of high-end business information technology products. The Company is located in Room 1001, 10 th Floor, Resource Hi-Tech Building South Tower, No.1 Songpingshan Road, North Central Avenue, North High-Tech Zone, Nanshan District, Shenzhen, Guangdong Province, People’s Republic of China.

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

(1)
an Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is to provide technical support and consulting services to Shenzhen Wonhe in exchange for (i) 95% the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month ($7,942).

(2)
a Call Option Agreement among Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong, and Shengshihe Consulting under which the shareholders of Shenzhen Wonhe have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00($0.16) or any higher price required by PRC law. The Shenzhen Wonhe shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option;

(3)
a Proxy Agreement by Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong pursuant to which they each authorize Shengshihe Consulting to designate an individual to exercise all of the shareholder decision rights with respect to Shenzhen Wonhe; and

(4)
A Share Pledge Agreement between Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong, Shenzhen Wonhe, and Shengshihe Consulting under which the shareholders of Shenzhen Wonhe have pledged all of their equity in Shenzhen Wonhe to Shengshihe Consulting to guarantee Shenzhen Wonhe’s and Shenzhen Wonhe’s shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.

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

The foregoing description of the terms of the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement, the Proxy Agreement and the Share Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.5, 10.6, 10.7 and 10.8 to this report, respectively, which are incorporated by reference herein.

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

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

●	Demand for digital products in China– Due to the growth in China’s economy, people in China are able to buy more digital products.
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

Result of our operation
Comparison of Three Months Ended September 30, 2012 and 2011

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the three-month periods ended September 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Three Months	Three Months	Percentage
	Ended	Ended
	September 30,	September 30,
	2012	2011	Change

Sales	$6,739,797	$-	100%
Cost of Sales	(3,449,590)	-	100%
Gross profit	3,290,207	-	100%
Research and development	(62,170)	(135,201)	(54)%
Selling and marketing expenses	(116,481)	(59,895)	94%
General and administrative expenses	(273,174)	(223,503)	22%
Operating income (loss)	2,838,382	(418,599)	778%
Other income	-	173,653	(100)%
Income (loss) before provision for (benefit from) income taxes	2,838,382	(244,946)	1259%
Provision for income taxes	709,578	(61,236)	1259%
Net income before noncontrolling interests	2,128,804	(183,710)	1259%
Non controlling interests	(105,252)	-	100%
Net income attributable to common stockholders	2,023,552	(183,710)	1201%
Other comprehensive income:	(16,853)	73,298	(123)%
Total comprehensive income	$2,006,699	$(110,412)	1917%

Sales. At the end of 2011, one of our major products, HMC660, the multimedia box passed the stability test which is a test to examine product hardware operation, heat dissipating and chip stability to ensure the product is qualified to operate smoothly under normal conditions. The stability test is requisite requirement and final procedure before our product is launched to the market. We started sales of our HMC 660 products since December 2011. HMC660 is the only product and service we currently offer to the market of which most of our revenues derive from. HMC660 platform, is a control, management and data storage center for family equipment and a central processing center which uses the remote technology to control the family equipment at home or in other cities. HMC660 provides a software platform has the function characteristics of family security, television direct transmission, TV on demand, VOD, life information, urban business information, handy service for the public, medical care and games world. For the three months ended September 30, 2012, sales of $6,739,797 represented 14,465 series of HMC 660 sold with a single price at around $480. For the three months ended September 30, 2011, there was no revenue.

Cost of Sales. Our cost of sales increased to $3,449,590 for the three months ended September 30, 2012 from $0 for the three months ended September 30, 2011. The increase in cost of sales was reasonable compared with the increase in sales. All the products sold this quarter were outsourced manufactured. The single outsourcing cost was approximately $238 per unit.

Gross Profit. Our gross profit increased to $3,290,207 for the three months ended September 30, 2012, which represented a gross profit ratio at 49%, from $0 for the three months ended September 30, 2011.

Research and development expenses. Our research and development expenses decreased to $62,170 in the three months ended September 30, 2012 from $135,201 in the three months ended September 30, 2011, representing a 54% decrease. Our research and development expenses are primarily comprised of salaries for R&D employees and materials used for research and development. The reason for the decrease was primarily due to the decrease in number of R & D employees.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $116,481 in the three months ended September 30, 2012 from $59,895 in the three months ended September 30, 2011, representing a 94% increase. Our selling and marketing expenses were primarily comprised of salaries, insurance, travelling expenses and marketing promotion. For the three months ended September 30, 2012, the number of sales employees largely increased due to an increase in sales functions compared with the three months ended September 30, 2011.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $273,174 in the three months ended September 30, 2012 from $223,503 in the three months ended September 30, 2011, representing a 22% increase. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and other expenses incurred for G&A functions.

Provision for Income Taxes.  Our provision for income taxes was $709,578 in the three months ended September 30, 2012 from a tax benefit of $61,236 in the three months ended September 30, 2011, representing a 1,259% increase. Our effective tax rate was the same as the statutory rate of 25% for the three months ended September 30, 2012 and 2011.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012.  The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our sales which caused the improvement of our business performance.

Net Income. Our net income attributable to common stockholders increased to $2,023,552 in the three months ended September 30, 2012 from a loss of ($183,710) in the three months ended September 30, 2011, representing a 1,201% increase. This increase was mainly due to the increase in our sales.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2012 and 2011, foreign currency translation adjustments of ($16,853) and $73,298 have been reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive income.

Comparison of Nine Months Ended September 30, 2012 and 2011

The following table sets forth in U.S. dollars key components of our unaudited results of operations during the nine-month periods ended September 30, 2012 and 2011, and the percentage change between 2012 and 2011.

	Nine Months	Nine Months	Percentage
	Ended	Ended
	September 30,	September 30,
	2012	2011	Change
Sales	$15,701,801	-	100%
Cost of Sales	(8,032,479)	-	100%
Gross profit	7,669,322	-	100%
Research and development	(214,334)	(328,404)	(35)%
Selling and marketing expenses	(283,101)	(79,577)	256%
General and administrative expenses	(1,457,685)	(633,143)	130%
Operating income (loss)	5,714,202	(1,041,124)	649%
Other income	112,874	551,721	(80)%
Income (loss) before provision for (benefit from) income taxes	5,827,076	(489,403)	1291%
Provision for income taxes	1,456,769	(122,351)	1291%
Net income before noncontrolling interests	4,370,307	(367,052)	1291%
Non controlling interests	(217,330)	-	100%
Net income attributable to common stockholders	4,152,977	(367,052)	1231%
Other comprehensive income:	31,277	236,160	(87)%
Total comprehensive income	$4,184,254	$(130,892)	3297%

Sales. At the end of year 2011, one of our major products, HMC660, the multimedia box passed the stability test which is a test to examine product hardware operation, heat dissipating and chip stability to ensure the product is qualified to operate smoothly under normal conditions. The stability test is requisite requirement and final procedure before our product is launched to the market. We started sales of our HMC 660 products since December 2011. HMC660 is the only product and service we currently offer to the market of which most of our revenues derive from. HMC660 platform, is a control, management and data storage center for family equipment and a central processing center which uses the remote technology to control the family equipment at home or in other cities. HMC660 provides a software platform has the function characteristics of family security, television direct transmission, TV on demand, VOD, life information, urban business information, handy service for the public, medical care and games world. For the nine months ended September 30, 2012, sales of $15,701,801 represented 33,671 series of HMC 660 sold at price of approximately $480. For the nine months ended September 30, 2011, there was no revenue.

Cost of Sales. Our cost of sales was increased to $8,032,479 for the nine months ended September 30, 2012 from $0 for the nine months ended September 30, 2011. The increase in cost of sales was reasonable compared with the increase in sales. The costs were primarily comprised of outsourced manufacturing costs for production and some materials purchased by ourselves. The single unit cost was approximately $239.

Gross Profit. Our gross profit was increased to $7,669,322 for the nine months ended September 30, 2012, which represented a gross profit ratio at 49%, from $0 for the nine months ended September 30, 2011.

Research and development expenses. Our research and development expenses decreased to $214,334 in the nine months ended September 30, 2012 from $328,404 in the nine months ended September 30, 2011, representing a 35% decrease. Our research and development expenses are primarily comprised of salaries for R&D employees and materials used for research and development. The reason for the decrease was primarily due to the decrease in number of R & D employees.

Selling and Marketing Expenses. Our selling and marketing expenses increased to $283,101 in the nine months ended September 30, 2012 from $79,577 in the nine months ended September 30, 2011, representing a 256% increase. Our selling and marketing expenses were primarily comprised of salaries, insurance, travelling expenses and marketing promotion. For the nine months ended June 30, 2012, the number of sales employees largely increased due to an increase in sales functions compared with the nine months ended September 30, 2011.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses increased to $1,457,685 in the nine months ended September 30, 2012 from $633,143 in the nine months ended September 30, 2011, representing a 130% increase. Our G&A expenses were primarily comprised of G&A employees’ salaries, insurance, rent and other expenses incurred for G&A functions. As the number of G&A employees and the size of our business increased, our G&A expenses also increased. In addition, as we prepared for our reverse merger transaction during the period of nine months ended September 30, 2012, the expenses incurred for attorneys, auditors and financial advisors increased as well.

Provision for Income Taxes.  Our provision for income taxes was $1,456,769 in the nine months ended September 30, 2012 from a tax benefit of ($122,351) in the nine months ended September 30, 2011, representing a 1,291% increase. Our effective tax rate was the same as the statutory rate of 25% for the nine months ended September 30, 2012 and 2011.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012.  The tax filings were accepted and no adjustments were proposed by the tax authorities. The increase in the provision for income taxes was mainly due to the increase in our sales which caused the improvement of our business performance.

Net Income. Our net income attributable to common stockholders was $4,152,977 in the nine months ended September 30, 2012 from a loss of ($367,052) in the nine months ended September 30, 2011, representing a 1,231% increase. This increase was mainly due to the increase in our sales.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the nine months ended September 30, 2012 and 2011, foreign currency translation adjustments of $31,277 and $236,160 have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

As of September 30, 2012, we had cash and cash equivalents of $5,859,028, primarily consisting of cash on hand and demand deposits. To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.

The following table sets forth a summary of our unaudited cash flows for the periods indicated:

Cash Flow
(all amounts in U.S. dollars)

	Nine Months Ended Sep 30,2012	Nine Months Ended Sep 30, 2011
Net cash provided by (used in) operating activities	$541,516	$(1,695,900)
Net cash provided by (used in) investing activities	5,242,319	(5,900,706)
Net cash provided by (used in) financing activities	-	-
Effects of Exchange Rate Change in Cash	(891)	119,784
Net Change in Cash and Cash Equivalents	5,782,944	(7,476,822
Cash and Cash Equivalent at Beginning of the Period	76,084	7,583,786
Cash and Cash Equivalent at End of the Period	$5,859,028	$106,964

Operating activities

Cash provided by operating activities was $541,516 for the nine months ended September 30, 2012, as compared to used for $1,695,900 for the nine months ended September 30, 2011. The change is mainly due to our income and accounts receivable collections in 2012.

Investing activities

Net cash provided in investing activities was $5,242,319 for the nine months ended September 30, 2012, as compared to net cash used of ($5,900,706) for the nine months ended September 30, 2011. The change is attributable to the loan repayment made to a related party.

We believe that our cash on hand and cash flow from operations will meet our present cash needs for the next 12 months. We may, however, in the future, require additional cash resources due to changed business conditions, implementation of our strategy to ramp up our marketing efforts and increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we currently may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. New indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

             As of September 30, 2012, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2012.   We do not have a Chief Financial Officer that is familiar with the accounting and reporting requirements of a U.S. publicly-listed company, nor do we have an internal financial staff with accounting and financial expertise in U.S. generally accepted accounting principles (“US GAAP”) reporting, although we engages outside accounting consultant who is experienced and familiar with the US GAAP to help us prepare its financials. In addition, the Company does not believe it has sufficient documentation concerning its existing financial processes, risk assessment and internal controls.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Document

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

Date: November 14, 2012
	By:	/s/ Nanfang Tong
Nanfang Tong
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial
Officer)
Date: November 14, 2012
	By:	/s/ Chahua Yuan
Chahua Yuan
Chief Financial Officer
(Principal Financial Officer)