Form 10-K
period 2012-12-31
Wonhe High-Tech International, Inc.
filed 2013-04-04
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to __________

Commission File Number 0-54744

WONHE HIGH-TECH INTERNATIONAL, INC.
(Name of Registrant in its Charter)

Nevada	26-0775642
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

Room 1001, 10th Floor, Resource Hi-Tech Building South Tower No. 1 Songpingshan Road, North Central Avenue North High-Tech Zone Nanshan District, Shenzhen, Guangdong Province, P.R. China 518057
(Address of Principal Executive Offices)

Issuer's Telephone Number: 852-2815-0191

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐     Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2012, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $44,135,410 based upon the closing sale price on June 30, 2012 of $1.99 per share.

As of April 4, 2013, there were 23,900,130 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Wonhe High-Tech International, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in Section 1A of this Report, entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.       BUSINESS

We conduct our operations through our consolidated affiliate Shenzhen Wonhe Technology Co., Ltd. (hereinafter referred to as “Shenzhen Wonhe”).  Shenzhen Wonhe, founded in November 2010, is a high tech company specializing in research and development, outsourced-manufacturing and marketing of high-end business and personal information technology products.  Shenzhen Wonhe is located in Shenzhen, People’s Republic of China (“PRC”).

Our Corporate History and Background

Wonhe High-Tech International, Inc. (the “Company”) was incorporated in the State of Nevada on August 13, 2007 under the name “Baby Fox International, Inc.”  Until June 30, 2011, the Company was a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On June 30, 2011, the Company entered into and closed a Reorganization Agreement under which it disposed of its prior business operations and became a shell company.

On March 20, 2012, Super-Stable Group Holdings Limited (“Super-Stable”) purchased 80% of the Company’s outstanding shares from the control group.  Super-Stable paid the Sellers $250,000, which it had borrowed from Shenzhen Wonhe.   Pursuant to the terms of the purchase agreement, Wei Wang was named sole Director of the Company and Nanfang Tong was named President, Secretary and Treasurer of the Company.

On April 20, 2012, the Company amended its articles of incorporation to change its name to “Wonhe High-Tech International, Inc.” and to effect a 10-for-1 forward stock split of its outstanding shares of common stock. The forward split increased the number of issued and outstanding shares of the Company’s common stock from 2,390,013 shares outstanding prior to the split to 23,900,130 shares outstanding after the split. In connection with the name change, the Company’s trading symbol changed from “BBFX” to “WHHT.”

On June 27, 2012, we completed a reverse acquisition through a share exchange with World Win International Holding Ltd (BVI), a corporation organized in the British Virgin Islands (“World Win”).  We acquired 100% of the issued and outstanding capital stock of World Win and Super-Stable transferring to the shareholders of World Win 19,128,130 shares of our common stock, which constituted 80.0% of our issued and outstanding capital stock. As a result of the reverse acquisition, World Win became our wholly-owned subsidiary and the former shareholders of World Win became our controlling stockholders. The share exchange was treated for accounting purposes as a reverse acquisition, with World Win as the acquirer and the Company as the acquired party. Unless the context suggests otherwise, when we refer in this report to business and financial information for periods prior to the consummation of the reverse acquisition, we are referring to the business and financial information of World Win and its consolidated subsidiaries.

World Win was established in the British Virgin Islands on April 5, 2012, at which time it acquired ownership of Kuayu International Holdings Group Ltd. (Hong Kong), an entity established in Hong Kong on January 11, 2012 to serve as an intermediate holding company. On April 6, 2012, the local government of the PRC issued a certificate of approval regarding the acquisition by Kuayu of Shengshihe Management Consulting (Shanzhen) Co., Ltd., an entity established in the PRC on April 17, 2012 (“Shengshihe Consulting”).

The business of Shengshihe Consulting is to provide management services to Shenzhen Wonhe.  The services are provided pursuant to a set of four agreements among Shengshihe Consulting, Shenzhen Wonhe and the shareholders of Shenzhen Wonhe:  Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong.  The four agreements assign to Shengshihe Consulting over 95% of the benefit arising from the operations of Shenzhen Wonhe as well as control of the corporate activities of that entity.  As a result, for accounting purposes, Shenzhen Wonhe is considered a variable interest entity with respect to Shengshihe Consulting, and the balance sheet and financial results of Shenzhen Wonhe are consolidated with those of the Company in our financial statements.  Accordingly, the four agreements that govern the relationship are known as variable interest agreements (the “VIE Agreements”). A summary of the terms of the four agreements is set forth below in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The use of VIE agreements is a common structure used to acquire control of PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. However, the VIE Agreements with our Chinese affiliate and its shareholders, which relate to critical aspects of our operations, may not be as effective in providing operational control as direct ownership. In addition, these arrangements may be difficult and costly to enforce under PRC law. See “Risk Factors - Risks Relating to the VIE Agreements.”

As a result of the share exchange in June 2012, our current organizational structure is as follows:

Business Overview

Shenzhen Wonhe is a high-tech enterprise which specializes in research and development and the marketing of high-end business and personal IT products that provide third party application services. Most of our revenues to date have been derived from sales of our Home Media Center 660 (“HMC660”). Our HMC660 is a data storage, management and control center for household equipment, and a central processing center which uses remote wireless technology to allow a user to control various devices while at home or remotely when away from home. HMC660 provides a software platform that has the functional characteristics of both a family security device and a direct TV receiver, with the ability to access TV and video on demand, as well as to function as a game console and storage facility for family and business information.

HMC 660 can be used to watch ground satellite programs, read CD-ROMs and video files, support Wifi functions, share broadband access, support 3G module functions, and can be adapted to include other applications. We believe our HMC 660 has the following favorable traits and advantages compared to other similar products currently available in the marketplace:

1.	Excellent performance: good audio and video decoding capability equipped with high-performance CPU and AV chips, supporting 1080P high definition play and 7.1 sound track HIFI effect.

2.
Ultralow power: the incorporation of the INTEL ATOM ultralow power master chip series aong with advanced inner thermal design reduces power consumption to only one-tenth of a typical desktop computer. In addition, the fine heat dissipation and structural design ensure the surface temperature remains below 35℃ even while working for a long time. Avoidance of extreme temperatures contributes to the chip’s performance and minimizes disruptions.

3.
Complete functions: our HMC 660 combines a PC set top box (“STB”), DVD, multimedia computer, security monitor HZJTHY and visual telephone into one comprehensive digital home furnishing solution with a fashionable appearance and compact size.

4.
Abundant applications: the application software combines telecommunication, radio and television and the internet, provides abundant video content themed by television, movies and information programs, households themed by family security, smart home, motion sports and videophone; and value-added services themed by telemedicine, online instruction, auto repair and E-shopping.

Our major product under development is a computer set-top-box (“PC-STB”), which combines the system architecture of a multimedia computer with that of a digital set-top box, and features wireless remote control, fully integrating a family’s multimedia application requirements into a single device.

In addition, we have seven other hardware products that are  in various stages of  research and development, including a domestic mini-terminal server, a minicomputer, an All-In-One PC, an ARM panel personal computer and an Android smartphone,  We are also developing a Wonhe applications platform and a metropolis business information operating website.

Our Industry

In the description below we rely on certain information and statistics regarding our industry and the economy in China that we derived from the 2012 Statistical Report of Electronic Information Industry published by the Ministry of Industry and Information Technology of the People’s Republic of China.  We have no reason to believe that the information and statistics we cite are not accurate.

In recent years the electronic information products industry has achieved growth rates above that of the overall Chinese economy. In 2012,  the PRC electronic information products industry achieved 11 trillion RMB in sales revenue and the larger companies achieved sales revenue of 8.5 trillion RMB with year-over-year earnings growth of 13.0%.  With the anticipated continuation of the growth of the PRC national economy and the transformation of the Chinese society to a more western style information economy, market demand for electronic information products is expected to continue to experience rates of growth in excess of the economy generally.

Nowadays, the electronic information industry is viewed by many countries as a leading and strategic industry. The rapid promotion of informatization around the globe, the development of transnational investment and transnational transmission of information, have enhanced the value of the electronic information industry. As the Chinese electronic information industry has grown, international competition has continued to increase.  Despite the growth in the Chinese electronic information industry, some bottle-neck issues have developed, such as the limitations of technology, capital, availability of personnel, as well as increasing costs and a decrease in foreign-funded investment in recent years as a result of the macro-environment changes in China and abroad. Despite these problems, we believe the electronics information industry will continue to grow, based on the following trends:

1.  Electronic Information Industry has a solid history of growth.

Since 2000, the Chinese domestic electronic information industry has consistently experienced rapid growth and has always been a leading industry in the whole national economy.  By the end of 2010 the total number of patent applications from the PRC nationwide information technology field was over 1.1 million, more than 10% above the number of patents filed by the industry in 2009. Several companies in this field have received Chinese National Prizes for Progress in Science and Technology, and achieved new breakthroughs in servers, carriage communication installation and software, demonstrating a good industry development trend.

2.  Technology innovation capabilities are improving.

Since 2000, the rate of innovation in the electronic information industry has increased. R&D and industrialization of CPU, Chinese Linux, the third generation mobile communications, trunking communications and digital TV, have proven successful in creating technology and products with proprietary intellectual property rights and closing the gap with the advanced world standard. The technology of TD-SCDMA (Time Division-Synchronization Code Division Multiple Access) has also made significant progress. Setting its own independent criteria and establishing industry wide standards has made the PRC industry increasingly competitive, especially those domestic PRC companies which are market leaders.

3.  Regional industrial clusters are emerging.

The potentially huge domestic PRC electronic information products market, abundant low-priced manpower and continuously improving investment environment are key factors attracting foreign companies and investors to set up business bases in China. Foreign capital accelerated the development of the PRC electronic information industry, particularly in the Pearl River Delta, Yangtze River Delta and Bohai Rim. These areas have a good industry foundation, strong ability to provide the auxiliary items necessary for growth, and the strong service consciousness from government, to attract foreign investment to increase investments, and promote the development of local industries into a positive cycle.

The specific niche in the electronic information products market occupied by Shenzhen Wonhe should benefit from this confluence of positive trends.  More than 10 year ago, tri-networks integration (film and cable TV, video communication, web browser) was proposed by the government.  This goal has been listed as a priority in each of the “ninth,” ”tenth” and “eleventh” five-year plans. In the tenth five-year plan, the government emphasized that industry should promote the integration of the telecommunication and broadcast networks with the capabilities of the computer. The eleventh five-year plan reiterated this goal and stated that in order to impel tri-network integration, industry should integrate infrastructure resources in the development of technology. At the same time, all of the relevant departments in the country are actively implementing the tri-networks integration project.

Competition

Our products will compete with other manufacturers and providers of electronic furniture and digital/multimedia home entertainment systems, such as Shenzhen Huawei Technology Co., Ltd, Datang Tele-Communication Technology Co., Ltd., Haier Group, TCL Group Co., and Lenovo Group Co., Ltd. We compete on the basis of style, price, quality, comfort and brand name prestige and recognition, among other considerations.

Our home media center (“HMC”) entertainment system competes with numerous well-known domestic brands such as Huawei, Haier, TCL and Lenovo, as well as well-known foreign brands such as Samsung and Apple iPad. Due to the lower costs and labor expenses in Asia Pacific regions, many international HMC manufacturers are establishing plants in Asia. This allows large manufacturers to compete with local manufacturers in pricing. Many of our competitors are larger in scale, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market shares and/or have substantially greater financial, distribution, marketing and other resources than we do. We introduced our HMC 660 products in December 2011. Due to the short period of time this product has been offered, we have not been able to establish a significant market share and strong market competitive strength. There can be no guarantee that we can compete successfully now or in the future, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Our Growth Strategy

For the foreseeable future we intend to continue to emphasize the development of multimedia devices capable of integrating telecommunication, broadcast and computer (internet) networks.  In addition, we intend to focus on the development of panel personal computers (i.e. portable pads,“PPC’s”) and smartphones.  The telecommunications market in China is undergoing rapid development and there is a growing demand for portable media devices to be integrated into GSM and TD-SCDMA networks.  If we are successful in developing such products, in addition to offering them directly to the consumer, we will seek to enter into joint marketing or other cooperative agreements with mobile telecom carriers in China.

Business Partnerships

The company intends to utilize its social resources in an effort to develop business partnerships with China’s largest telecom operators. Among the programs that our strategic development staff will pursue are:

●
Research into the preferences of China Mobile with regard to PPC and smart phone design, followed by intensive development efforts to resolve the technological problems that currently prevent China Mobile from satisfying those preferences.

●	Cooperation with the government-enterprise customer departments of China Mobile, which is the largest mobile telecom carrier in China based on the GSM and TD-SCDMA network.

●
Efforts to establish business partnership with China United Network Communications Group Co, Ltd., the largest telecom operator in China, and China Telecommunications Corporation,  a large state-owned telecommunication company, to combine our sales of smart phone products with telecommunication services provided by those operators.

Although we intend to make efforts to establish these business relationships, there is no guarantee that we will succeed.

Since 2010, agencies of the Chinese government have expressed a national policy favoring tri-network integration (i.e. film and cable TV, video communication, web browser) throughout China in order to improve communications content, increase network security, and promote the Chinese telecommunications industry.  Participants in the telecommunications industry have also stressed the need for further advances in this area. For this reason, we intend to focus our development efforts on products that will help to achieve this goal. To date our development efforts have been carried out by our in-house research and development staff.  If, in the future, we require special expertise in order to provide customers with special tri-network applications, we will seek a cooperative arrangement with an application service provider capable of providing the necessary technical expertise.

Our Marketing Strategy

Our marketing strategy entails the establishment of a national network of dedicated sales agencies and distributors.  As we introduce products, Shenzhen Wonhe will first sell the product to local sales agencies and distributors to introduce the products to the market.  As demand grows, we will transition to exclusive distribution and sales channels. Support for the marketing effort will involve a five prong program:

1.	Design a “Wonhe Vision Identity”;

2.	Build “Wonhe” brand image by unifying the appearance of all regional agents as well as the website of Wonhe;

3.	Secure product reviews on influential IT websites, such as PConline, 3G sina, to enhance the brand image and awareness of Wonhe;

4.	Engage film stars and celebrities to be image spokespersons to promote Wonhe branded products;

5.	Seek to place articles about Shenzhen Wonhe and its products in newspapers and elite fashion magazines (e.g. Modern Weekly, Fashion; Popular Science, etc.) in major cities.

Production

During 2012 Shenzhen Wonhe outsourced the manufacture of its products to only one producer, Shenzhen Tehuilong Electronic R&D Center. Shenzhen Wonhe does not engage in manufacturing, but provides technology and purchase orders to qualified manufacturers, which manufacture to our order. Our manufacturers are independent third parties with no relationship to Shenzhen Wonhe or its owners.

Relying on one manufacturer is a risk to our business. However, in determining to assign all of our initial manufacturing to Shenzhen Tehuilong, we considered these factors:

●	Shenzhen Tehuilong’s production capacity and manufacturing strength are sufficient to satisfy our current annual sales plan.

●	Every month we ordered a sufficient quantity of products to meet the next month’s demand, which protected us from the risk of non-delivery.

●	We have been able to maintain close relations with other manufacturers that possess good production technology, and so could secure a replacement for Shenzhen Tehuilong if necessary.

Since demand for the HMC660 has grown rapidly, in 2013 we are utilizing additional manufacturers to produce the HMC660.   As our business expands, we intend to increase the number of manufacturers with whom we place orders.

Intellectual Property

Research and Development

Shenzhen Wonhe possesses a core technology team, most of whom have been engaged in the IT industry for more than 10 years.  The members of our technology team specialize in development of hardware, system drivers, industrial design, application software systems and backstage data service.

Producers of information technology products face strong pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. Shenzhen Wonhe spent approximately $574,000, $409,000 and $135,000 on its research and development efforts for the years ended December 31, 2012 and 2011 and for the period from November 16, 2010 (inception) to December 31, 2010, respectively.

Shenzhen Wonhe has produced prototypes of domestic media centers, set top boxes, minicomputers, X86 panel personal computers and ARM panel personal computers, each of which is ready for the production development stage. The initial development of our All-in-One computers and domestic smart servers has been completed and these products have entered into the engineering test stage.  However, before we initiate marketing of any of these products, we will have to assess the market demand for the product.  We will also have to obtain government approval.  The process of applying for and securing government approval of a product can be lengthy; so we cannot predict when we will introduce any new product to the market.

We have developed client-side application software equipped with the characteristics of mellow human-computer interface, humanized menu design and handy function switchover. We are simultaneously proceeding with cross-platform transplanting to adapt to Windows, Linux and Android OS; software such as resources search engine, video filtering and processing technology, resource allocation and management, disposition and scheme of backstage application and data server are all completed by the Shenzhen Wonhe Application Center.

Protection of IP

We protect our intellectual property primarily by maintaining strict control over the use of production processes.  All our employees, including key employees and engineers, have signed our standard form of labor contracts, pursuant to which they are obligated to hold in confidence any of our trade secrets, know-how or other confidential information and not to compete with us.  In addition, for each project, only the personnel associated with the project have access to the related intellectual property.  Access to proprietary data is limited to authorized personnel to prevent unintended disclosure or otherwise using our intellectual property without proper authorization.  We will continue to take steps to protect our intellectual property.

In April 2011, the company submitted two patent applications to the appropriate Chinese government agency (“SIPO”): tri-networks integration equipment (patent number: ZL 2011 2 0095525.X) and TV system and remote control (patent number: ZL 2011 2 0130608.8).  Each of these officially received utility model patent certifications from the SIPO on September 21, 2011 and October 19, 2011, respectively.

Shenzhen Wonhe has registered the trademark “Woner,” composed of an image and the Chinese characters “网尔,” for use on its HMC860 product.

Regulation

Because our operating affiliate, Shenzhen Wonhe, is located in the PRC, our business is regulated by the national and local laws of the PRC. We believe our conduct of business complies with existing PRC laws, rules and regulations.

General Regulation of Businesses

We believe we are in material compliance with all applicable labor and safety laws and regulations in the PRC, including the PRC Labor Contract Law, the PRC Production Safety Law, the PRC Regulation for Insurance for Labor Injury, the PRC Unemployment Insurance Law, the PRC Provisional Insurance Measures for Maternity of Employees, PRC Interim Provisions on Registration of Social Insurance, PRC Interim Regulation on the Collection and Payment of Social Insurance Premiums and other related regulations, rules and provisions issued by the relevant governmental authorities from time to time.

According to the PRC Labor Contract Law, we are required to enter into labor contracts with our employees. We are required to pay no less than local minimum wages to our employees. We are also required to provide employees with labor safety and sanitation conditions meeting PRC government laws and regulations and carry out regular health examinations of our employees engaged in hazardous occupations.

Foreign Currency Exchange

The principal regulation governing foreign currency exchange in China is the Foreign Currency Administration Rules (1996), as amended (2008). Under these Rules, RMB is freely convertible for current account items, such as trade and service-related foreign exchange transactions, but not for capital account items, such as direct investment, loan or investment in securities outside China unless the prior approval of, and/or registration with, the State Administration of Foreign Exchange of the People’s Republic of China, or SAFE, or its local counterparts (as the case may be) is obtained.

Pursuant to the Foreign Currency Administration Rules, foreign invested enterprises, or FIEs, in China may purchase foreign currency without the approval of SAFE for trade and service-related foreign exchange transactions by providing commercial documents evidencing these transactions. They may also retain foreign exchange (subject to a cap approved by SAFE) to satisfy foreign exchange liabilities or to pay dividends. In addition, if a foreign company acquires a subsidiary in China, the acquired company will also become an FIE. However, the relevant PRC government authorities may limit or eliminate the ability of FIEs to purchase and retain foreign currencies in the future. In addition, foreign exchange transactions for direct investment, loan and investment in securities outside China are still subject to limitations and require approvals from, and/or registration with, SAFE.

Regulation of Income Taxes

On March 16, 2007, the National People’s Congress of China passed the Enterprise Income Tax Law, or the EIT Law, and its implementing rules, both of which became effective on January 1, 2008. The EIT Law and its implementing rules impose a unified EIT rate of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions.

Under the EIT Law, companies designated as High- and New-Technology Enterprises may enjoy a reduced national EIT rate of 15%. The Administrative Measures for Assessment of High-New Tech Enterprises and Catalogue of High/New Tech Domains Strongly Supported by the State (2008), jointly issued by the Ministry of Science and Technology and the Ministry of Finance and State Administration of Taxation set forth general guidelines regarding criteria as well as application procedures for qualification as a High- and New-Tech Enterprise under the EIT Law.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to an EIT of 25% on its global income. The implementing rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If, therefore, the PRC tax authorities determine that we should be classified as a resident enterprise, then our organization’s global income will be subject to PRC income tax of 25%.

Dividend Distribution

Under applicable PRC regulations, FIEs in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a FIE in China is required to set aside at least 10% of its after-tax profit based on PRC accounting standards each year to its general reserves until the cumulative amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends.

Through 2007 an FIE in China was required to accrue 14% of gross payroll as an employee benefit fund, which could be used only for certain specified purposes beneficial to the employees. That requirement resulted in a limitation on the profits that the FIE could distribute as dividends.  However, the government terminated that accrual obligation effective at the beginning of 2008.  Today the management of an FIE has the discretion to develop an employee benefit fund, but has no legal obligation to do so.  Shenzhen Wonhe has not implemented any reserve for employee benefits, and does not anticipate implementing such a reserve in the future.

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Shengshihe Consulting is considered a FIE and is directly held by our subsidiary in Hong Kong, Kuayu. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong who directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Kuayu by Shengshihe Consulting, but this treatment will depend on our status as a non-resident enterprise.

PRC M&A Rule, Circular 75 and Circular 638

On August 8, 2006, six Chinese government agencies, namely, the Ministry of Commerce, the State Administration for Industry and Commerce, the China Securities Regulatory Commission (“CRSC”), the State Administration of Foreign Exchange, the State Assets Supervision and Administration Commission, and the State Administration for Taxation jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, referred to as the “New M&A Rules,” which became effective on September 8, 2006. The New M&A Rules purport, among other things, to require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Based on our understanding of current Chinese Laws and pursuant to a legal opinion issued by Jinlin Changchun Law Firm dated June 2012, (i) Shengshihe Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders; (ii) the share exchange between World Win and the Company is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a “Chinese domestic company” as defined under the New M&A Rules and (iii) no provision in the New M&A Rules clearly classifies the contractual arrangements between Shengshihe Consulting and Shenzhen Wonhe as a type of transaction falling within the New M&A Rules.

The SAFE issued a public notice in October 2005 (“Circular 75”) requiring Chinese residents to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of Chinese companies, referred to in Circular 75 as special purpose vehicles, or SPVs. Further, Chinese residents are required to file amendments to their registrations with the local SAFE branch if their SPVs undergo a material event involving changes in capital, such as changes in share capital, mergers and acquisitions, share transfers or exchanges, spin-off transactions or long-term equity or debt investments.

Pursuant to Circular 698, where a foreign investor transfers the equity interests of a Chinese resident enterprise indirectly by disposing of the equity interests of an overseas holding company, which we refer to as an “Indirect Transfer,” and such overseas holding company is located in a tax jurisdiction that: (i) has an effective tax rate less than 12.5% or (ii) does not tax foreign income of its residents, the foreign investor shall report such Indirect Transfer to the competent tax authority of the Chinese resident enterprise. The Chinese tax authority will examine the true nature of the Indirect Transfer, and if the tax authority considers that the foreign investor has adopted an abusive arrangement in order to avoid Chinese tax, it will disregard the existence of the overseas holding company and re-characterize the Indirect Transfer and as a result, gains derived from such Indirect Transfer may be subject to Chinese withholding tax at the rate of up to 10%. Circular 698 also provides that, where a non-Chinese resident enterprise transfers its equity interests in a Chinese resident enterprise to its related parties at a price lower than the fair market value, the competent tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

Employees

We have a total of 53 full-time employees and no part-time employees.

ITEM 1A   RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

In order to fully realize our market opportunity, we will require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We will require additional working capital to support our long-term growth strategies, which includes development of marketing and R&D of new products. Our working capital requirements and the cash flow provided by future operating activities, if any, may vary greatly from quarter to quarter, depending on the volume of business during the period. We may not be able to obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities. In addition, we may grant registration rights to investors purchasing our equity or debt securities in the future. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis.

Our management has no experience in managing and operating a public company. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Our current management has no experience managing and operating a public company and relies in many instances on the professional experience and advice of third parties including our attorneys and accountants.  Few members of our middle and top management staff were educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with the U.S. Securities and Exchange Commission ("SEC") rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002, as amended. Failure to comply comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

The lack of expertise in U.S. GAAP among the staff of our finance department could result in errors in our filings.

The books and records of Shenzhen Wonhe, our operating entity, are maintained in accordance with bookkeeping practices that are customary in China.  The financial statements of Shenzhen Wonhe and Shengshihe Consulting are prepared in accordance with accounting principles generally accepted in China.  The staff of our finance department, which prepares those financial statements, has extensive experience with Chinese GAAP, but very limited experience with U.S. GAAP.  Therefore, in order to file with the SEC consolidated financial statements prepared in accordance with U.S. GAAP, we have engaged an independent consultant who makes the adjustments to the financial statements of Shenzhen Wonhe and Shengshihe Consulting necessary to achieve compliance with U.S. GAAP, then performs the consolidation required to produce the consolidated financial statements of Wonhe High-Tech International, Inc.  Because that consultant, who is not present in our executive offices, is the only participant in the preparation of our financial statements possessing a familiarity with U.S. GAAP, there is a risk that the persons responsible for the initial classifications of the elements of our financial results will err in making those classifications, which will cause our reported financial statements to be erroneous.  Any such errors, besides being misleading to investors, could result in subsequent restatements, which could have an adverse effect on the perception of the Company among investors.

We encounter substantial competition in our business and any failure to compete effectively could adversely affect our results of operations.

The electronics and information technology industry is highly competitive, and we may not be able to compete successfully against current or potential competitors. We compete with large PRC electronics companies, such as Shenzhen Huawei Technology Co., Ltd., Datang Telecom Technology Co., Ltd., as well as a large number of small firms. Many of our competitors have greater financial resources than we do. We anticipate that our competitors will continue to expand and seek to obtain additional market share with competitive price and performance characteristics. Aggressive expansion by our competitors or the entrance of new competitors into our markets could have a material adverse effect on our business, results of operations and financial condition.

We require highly qualified personnel and, if we are unable to hire or retain qualified personnel, we may not be able to grow effectively.

Our future success also depends upon our ability to attract and retain highly qualified personnel. Expansion of our business and the proposed growth of our business will require additional managers and employees with industry experience, and our success will be highly dependent on our ability to attract and retain skilled management personnel and other employees. We may not be able to attract or retain highly qualified personnel. Competition for skilled information technology personnel is significant. This competition may make it more difficult and expensive to attract, hire and retain qualified managers and employees.

The loss of the services of our key employees, particularly the services rendered by Qing Tong, our chairman, Nanfang Tong, our chief executive officer, or Chahua Yuan, our chief financial officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Qing Tong, our chairman, Nanfang Tong, our chief executive officer and Chahua Yuan, our chief financial officer. We currently do not have key employee insurance for our officers and directors. The loss of any these key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

We rely on two third-party manufacturers to manufacture our products.

We currently depend on two contract manufacturers to manufacture the products that we sell.  Any significant problems at one of our third-party manufacturer’s production facility could impact our ability to deliver our products.  If a contract manufacturer is unable to maintain adequate manufacturing and shipping capacity, it may be unable to provide us with timely delivery of products of acceptable quality. Our inability to meet our customers’ demand for our products could have a material adverse impact on our business, financial condition and results of operations.  In addition, if the prices charged by our contractors increase for reasons such as increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We require our contract manufacturers to meet our standards in terms of product quality and other matters. Any failure by our contract manufacturers to meet these standards, to adhere to labor or other laws or to diverge from our mandated practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

We also depend on third parties to transport and deliver our products. Due to the fact that we do not have any independent transportation or delivery capabilities of our own, if these third parties are unable to transport or deliver our products for any reason, or if they increase the price of their services, including as a result of increases in the cost of fuel, our operations and financial performance may be adversely affected.

We will incur significant costs to ensure compliance with United States corporate governance and accounting requirements.

We will incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC. Since we had no obligations as a public company prior to the reverse acquisition in June 2012, we did not have any such expenses prior to that date. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

We do not carry business interruption or other insurance, so we have to bear losses ourselves.

We are subject to risk inherent to our business, including equipment failure, theft, natural disasters, industrial accidents, labor disturbances, business interruptions, property damage, product liability, personal injury and death. We do not carry any business interruption insurance or third-party liability insurance or other insurance to cover risks associated with our business. As a result, if we suffer losses, damages or liabilities, including those caused by natural disasters or other events beyond our control and we are unable to make a claim against a third party, we will be required to bear all such losses from our own funds, which could have a material adverse effect on our business, financial condition and results of operations.

We compete in an industry that is brand-conscious, and unless we are able to establish and maintain brand name recognition our sales may be negatively impacted.

Our business is substantially dependent upon awareness and market acceptance of our brand by our targeted consumers. We filed applications in China in November 2011 for the trademark “Woner” (“网尔” in Chinese). We have obtained the trademark right for the image of “Woner”, composed of an image and the Chinese characters “网尔.” Although we believe that we have made progress towards establishing market recognition for our brand in the Chinese electronics and information technology industry, it is too early in the product life cycle of our brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

Our inability to protect our trademarks, patent and trade secrets may prevent us from successfully marketing our products and competing effectively.

Failure to protect our intellectual property could harm our brands and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, patents, copyrights and trade secrets, could result in the expenditure of significant financial and managerial resources. We produce, market and sell our products under the brand “Woner” (“网尔” in Chinese). We have obtained the trademark right for the image of “Woner,” composed of an image and the Chinese characters of “网尔”, and are currently applying for trademark protection for other marks in China. We cannot provide any assurance that trademark protection will be granted or that the grant of trademark protection will provide adequate protection for our brands. We regard our intellectual property, particularly our trademarks and trade secrets, to be of considerable value and importance to our business and our success. We rely on a combination of trademark, patent, and trade secrecy laws, and contractual provisions to protect our intellectual property rights. There can be no assurance that the steps taken by us to protect these proprietary rights will be adequate or that third parties will not infringe or misappropriate our trademarks, trade secrets or similar proprietary rights. In addition, there can be no assurance that other parties will not assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly and we may lack the resources required to defend against such claims. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, and profitably exploit our products.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption law, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the U.S. Foreign Corrupt Practices Act, (“FCPA”) and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers for the purpose of obtaining or retaining business. We are also subject to Chinese anti-corruption law, which strictly prohibits the payment of bribes to government officials.

We principally have operations, agreements with third parties and make sales in China, which may experience corruption. Our activities in China create the risk of unauthorized payments or offers of payments by one of the employees, consultants or distributors of our company, because these parties are not always subject to our control. We are in process of implementing an anticorruption program, which prohibits the offering or giving of anything of value to foreign officials, directly or indirectly, for the purpose of obtaining or retaining business. We believe that to date we have complied in all material respects with the provisions of the FCPA and Chinese anti-corruption law. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption law may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO DOING BUSINESS IN CHINA

Uncertainties with respect to the PRC legal system could limit the legal protections available to you and us.

We conduct substantially all of our business through our operating subsidiary and affiliate in the PRC. Our operating subsidiary and affiliate are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We are a Nevada holding company and most of our assets are located outside of the United States. All of our current business operations are conducted in the PRC through our VIE entity, Shenzhen Wonhe Technology Co., Ltd. (“Shenzhen Wonhe”). In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

Restrictions on currency exchange may limit our ability to receive and use our sales revenue effectively.

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC operating subsidiary and affiliate may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by our PRC operating subsidiary under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if our PRC operating subsidiary borrows foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect their ability to obtain foreign exchange through debt or equity financing.

Fluctuations in exchange rates could adversely affect our business and the value of our securities.

The value of our common stock will be indirectly affected by the foreign exchange rate between U.S. dollars and RMB and between those currencies and other currencies in which our sales may be denominated. Appreciation or depreciation in the value of the RMB relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars as well as earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Since July 2005, the RMB is no longer pegged to the U.S. dollar. Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future PRC authorities may lift restrictions on fluctuations in the RMB exchange rate and lessen intervention in the foreign exchange market.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert RMB into foreign currencies.

Restrictions under PRC law on our PRC subsidiary's ability to make dividend and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

Substantially all of our revenues are earned by our PRC subsidiary. However, PRC regulations restrict the ability of our PRC subsidiary to make dividend and other payments to its offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiary only out of its accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Our PRC subsidiary is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances or cash dividends. Any limitations on the ability of our PRC subsidiary to transfer funds to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends and otherwise fund and conduct our business.

Under the EIT Law, we may be classified as a "resident enterprise" of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

Under the New Income Tax Law, enterprises established outside the PRC whose “de facto management bodies” are located in the PRC are considered “resident enterprises” and their global income will generally be subject to the uniform 25% enterprise income tax rate. On December 6, 2007, the PRC State Council promulgated the Implementation Regulations on the New Income Tax Law, which define “de facto management bodies” as bodies that have material and overall management control over the business, personnel, accounts and properties of an enterprise. In addition, a circular issued by the State Administration of Taxation on April 22, 2009 provides that a foreign enterprise controlled by a PRC company or a PRC company group will be classified as a “resident enterprise” with its “de facto management bodies” located within the PRC if the following requirements are satisfied:

(i)	the senior management and core management departments in charge of its daily operations function mainly in the PRC;

(ii)	its financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC;

(iii)	its major assets, accounting books, company seals, and minutes and files of its board and shareholders' meetings are located or kept in the PRC; and

(iv)	more than half of the enterprise's directors or senior management with voting rights reside in the PRC.

Because the EIT Law, its implementing rules and the recent circular are relatively new, no official interpretation or application of this new “resident enterprise” classification is available. Therefore, it is unclear how tax authorities will determine tax residency based on the facts of each case.

If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the EIT Law and its implementing rules dividends paid to us from our PRC subsidiary would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC stockholders and with respect to gains derived by our non-PRC stockholders from transferring our shares.

If we were treated as a “resident enterprise” by PRC tax authorities, we would be subject to taxation in both the U.S. and China, and our PRC tax may not be creditable against our U.S. tax.

If the China Securities Regulatory Commission (“ CSRC”) or another PRC regulatory agency determines that CSRC approval was required in connection with the reverse acquisition of World Win, the reverse acquisition may be unwound, or we may become subject to penalties.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company's equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company's securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

We believe the M&A Rule mandating CSRC approval for acquisition of a PRC domestic company by an offshore company controlled by PRC companies or individuals should not apply to our reverse acquisition of World Win because none of World Win, Kuayu or Shengshihe Consulting was a “Special Purpose Vehicle” or an “offshore company controlled by PRC companies or individuals” at the moment of acquisition. However, we cannot assure you that we would be able to obtain the approval required from MOFCOM.  If the PRC regulatory authorities take the view that the reverse acquisition of World Win constituted a round-trip investment without MOFCOM approval, they could invalidate our acquisition and ownership of World Win.

The M&A Rule establishes more complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rule establishes additional procedures and requirements that could make some acquisitions of Chinese companies by foreign investors more time-consuming and complex, including requirements in some instances that the PRC Ministry of Commerce be notified in advance of any change-of-control transaction, and in some situations require approval of the PRC Ministry of Commerce when a foreign investor takes control of a Chinese domestic enterprise. In the future, we may grow our business in part by acquiring complementary businesses, although we do not have any plans to do so at this time. The M&A Rule also requires PRC Ministry of Commerce anti-trust review of any change-of-control transactions involving certain types of foreign acquirers. Complying with the requirements of the M&A Rule to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the PRC Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiary or affiliate, limit our PRC subsidiary’s and affiliate’s ability to distribute profits to us or otherwise materially adversely affect us.

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds.  Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations.  Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We have advised our shareholders who are PRC residents, as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiary’s and affiliate’s ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiary’s and affiliate’s ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

RISKS RELATING TO THE VIE AGREEMENTS

The PRC government may determine that the VIE Agreements are not in compliance with applicable PRC laws, rules and regulations.

Shengshihe Consulting provides support and consulting service to Shenzhen Wonhe pursuant to the VIE Agreements.  Almost all economic benefits and risks arising from Shenzhen Wonhe’s operations are transferred to Shengshihe Consulting under these agreements.  There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable.  Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	imposing economic penalties;

●	discontinuing or restricting the operations of Shengshihe Consulting or Shenzhen Wonhe;

●	imposing conditions or requirements in respect of the VIE Agreements with which Shengshihe Consulting or Shenzhen Wonhe may not be able to comply;

●	requiring our company to restructure the relevant ownership structure or operations;

●	taking other regulatory or enforcement actions that could adversely affect our company’s business; and

●	revoking the business licenses and/or the licenses or certificates of Shenzhen Wonhe, and/or voiding the VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Shenzhen Wonhe, which would have a material adverse impact on our business, financial condition and results of operations.

Our ability to control Shenzhen Wonhe under the VIE Agreements may not be as effective as direct ownership.

We conduct our business in the PRC and generate virtually all of our revenues through the VIE Agreements. Our plans for future growth are based substantially on growing the operations of Shenzhen Wonhe.  However, the VIE Agreements may not be as effective in providing us with control over Shenzhen Wonhe as direct ownership.  The VIE Agreements do not provide us with day-to-day control over the operations of Shenzhen Wonhe.  Under the current VIE arrangements, as a legal matter, if Shenzhen Wonhe fails to perform its obligations under these contractual arrangements, we may have to (i) incur substantial costs and resources to enforce such arrangements, and (ii) rely on legal remedies under PRC law, which we cannot be sure would be effective. Therefore, if we are unable to effectively control Shenzhen Wonhe, it may have an adverse effect on our ability to achieve our business objectives and grow our revenues.

As the VIE Agreements are governed by PRC law, we would be required to rely on PRC law to enforce our rights and remedies under them; PRC law may not provide us with the same rights and remedies as are available in contractual disputes governed by the law of other jurisdictions.

The VIE Agreements are governed by PRC law and provide for the resolution of disputes through the jurisdiction of courts in the PRC.  If Shenzhen Wonhe or its shareholders fail to perform the obligations under the VIE Agreements, we would be required to resort to legal remedies available under PRC law, including seeking specific performance or injunctive relief, or claiming damages. We cannot be sure that such remedies would provide us with effective means of causing Shenzhen Wonhe or its shareholder to meet their obligations, or recovering any losses or damages as a result of non-performance. Further, the legal environment in China is not as developed as in other jurisdictions. Uncertainties in the application of various laws, rules, regulations or policies in PRC legal system could limit our liability to enforce the VIE Agreements and protect our interests.

The payment arrangement under the VIE Agreements may be challenged by the PRC tax authorities.

We generate our revenues through the payments we receive pursuant to the VIE Agreements. We could face adverse tax consequences if the PRC tax authorities determine that the VIE Agreements were not entered into based on arm’s length negotiations. For example, PRC tax authorities may adjust our income and expenses for PRC tax purposes which could result in our being subject to higher tax liability, or cause other adverse financial consequences.

Our Shareholders have potential conflicts of interest with our company which may adversely affect our business.

Qing Tong is our Chairman, Nanfang Tong is our CEO and one of our directors, and Jingwu Li is one of our directors, and they are also three of the four shareholders of Shenzhen Wonhe.  There could be conflicts that arise from time to time between our interests and the interests of Messrs. Tong, Tong and Li.  There could also be conflicts that arise between us and Shenzhen Wonhe that would require our shareholders and Shenzhen Wonhe's shareholders to vote on corporate actions necessary to resolve the conflict.  There can be no assurance in any such circumstances that Messrs. Tong, Tong and Li will vote their shares in our best interest or otherwise act in the best interests of our company.  If Messrs. Tong, Tong and Li fail to act in our best interests, our operating performance and future growth could be adversely affected.

We rely on the approval certificates and business license held by Shengshihe Consulting and any deterioration of the relationship between Shengshihe Consulting and Shenzhen Wonhe could materially and adversely affect our business operations.

We operate our business in China on the basis of the approval certificates, business and other requisite licenses held by Shengshihe Consulting and Shenzhen Wonhe.  There is no assurance that Shengshihe Consulting and Shenzhen Wonhe will be able to renew their licenses or certificates when their terms expire with substantially similar terms as the ones they currently hold.

Further, our relationship with Shenzhen Wonhe is governed by the VIE Agreements that are intended to provide us with effective control over the business operations of Shenzhen Wonhe.  However, the VIE Agreements may not be effective in providing control over the application for and maintenance of the licenses required for our business operations.  Shenzhen Wonhe could violate the VIE Agreements, go bankrupt, suffer from difficulties in its business or otherwise become unable to perform its obligations under the VIE Agreements and, as a result, our operations, reputation and business could be severely harmed.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

There is only a very limited market for our Common Stock.

While our common stock is listing for quotation on the OTCQB, there is currently little trading in our common stock. We cannot provide any assurances as to when an active market will develop for our common stock.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worth's in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

Additionally, our common stock is subject to the SEC regulations for “penny stock.” Penny stock includes any equity security that is not listed on a national exchange and has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock that disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

Certain provisions of our Articles of Incorporation may make it more difficult for a third party to effect a change-of-control.

Our Articles of Incorporation authorizes the board of directors to issue up to 10,000,000 shares of preferred stock in one or more series. The terms of the preferred stock may include preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of our common stock, and therefore could reduce the value of such common stock. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the market price of our common stock.

ITEM 1B      UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.        DESCRIPTION OF PROPERTY

We occupy our principal executive offices in Shenzhen, China, which comprise approximately 1243 square meters, at a current monthly rental of approximately $14,808.  Our lease for the premises expires on February 28, 2019.  The lease provides for an increase in rent of 5% in March 2013 and every two years thereafter.

Shenzhen Wonhe also leases five apartments to house its employees.  Four are in Shenzhen; one in Beijing.  The monthly rental for each apartment ranges from $429 to $762.  The Company does not believe that any of the apartment leases are material to its operations and does not anticipate any difficulty in renewing or replacing any of these apartment leases when they expire.

We expect that our current facilities will be adequate for our operations for the foreseeable future.

ITEM 3.        LEGAL PROCEEDINGS

None.

ITEM 4.        MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock has been listed for quotation on the OTCQB since October 21, 2011.  It is currently listed under the symbol “WHHT.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTCQB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Bid
Quarter Ending	High	Low
December 31, 2011	$.95	$.12

March 31, 2012	$.50	$.30
June 30, 2012	$2.29	$.30
September 30, 2012	$3.00	$1.07
December 31, 2012	$2.95	$1.89

(b) Shareholders

On March 29, 2013 there were approximately 36 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2012.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)  Sale of Unregistered Securities

Wonhe High-Tech International did not effect any unregistered sales of equity securities during the quarter ended December 31, 2012.

 (f) Repurchase of Equity Securities

Wonhe High-Tech International, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2012.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Accounting for Variable Interest Entity

On May 30, 2012, prior to the reverse acquisition transaction, Shengshihe Consulting and Shenzhen Wonhe and its shareholders Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

(1)
Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe.  In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is requied to pay to Shengshihe Consulting (i) 95% the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month ($7,942).  The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe.  The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

(2)
Call Option Agreement among the Shenzhen Wonhe Shareholders and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or any lower price permitted by PRC law. The Shenzhen Wonhe Shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option.  In addition, the Call Option Agreement gives to Shengshihe Consulting the right of prior approval of any significant action by Shenzhen Wonhe, including appointment of management, sale of assets or equity, distribution of profits, or entry into any material agreement.  The Call Option Agreement will not terminate until the option is exercised.

(3)
Proxy Agreement by the Shenzhen Wonhe Shareholders pursuant to which they each authorize Shengshihe Consulting to designate someone to exercise all of his shareholder rights with respect to Shenzhen Wonhe.  The Proxy Agreement states that Shengshihe Consulting will be entitled to all information regarding Shenzhen Wonhe’s operations, business, clients, accounting and employees in order to perform its function under the Proxy Agreement.  The Proxy Agreement has no termination date nor any termination clause, and is binding on each Shenzhen Wonhe Shareholder as long as he owns equity in Shenzhen Wonhe.

(4)
Share Pledge Agreement among the Shenzhen Wonhe Shareholders, Shenzhen Wonhe, and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have pledged all of their equity in Shenzhen Wonhe to Shengshihe Consulting to guarantee Shenzhen Wonhe’s and Shenzhen Wonhe Shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement.  In the event of a default under any of those agreements, Shengshihe Consulting will be entitled to auction the equity interests of the Shenzhen Wonhe Shareholders and shall receive a priority payment from the auction proceeds to the extent of its unpaid receivable.  The Share Pledge Agreement will not terminate until all obligations under the three other agreements have been satisfied.

The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe is to cause the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe is now a variable interest entity.  Since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since its inception.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the twelve-month periods ended December 31, 2012 and 2011, and the percentage change between comparable numbers recorded in 2012 and 2011.

	Twelve Months	Twelve Months
	Ended	Ended
	December 31,	December 31,	Percentage
	2012	2011	Change
	$	$	%
Sales	25,181,823	36,480	68,929%
Cost of Sales	(12,886,550)	(14,388)	89,465%
Gross profit	12,295,273	22,092	55,555%
Research and development	(574,053)	(409,359)	40%
Selling and marketing expenses	(389,091)	(220,514)	76%
General and administrative expenses	(1,849,814)	(923,669)	102%
Operating income (loss)	9,482,315	(1,531,450)	--
Other income	113,016	704,545	(84%)
Income (loss) before provision for (benefit from) income taxes	9,595,331	(826,905)	--
Provision for (benefit from) income taxes	2,355,125	(206,726)	--
Net income before noncontrolling interests	7,240,206	(620,179)	--
Non controlling interests	(360,435)	-	--
Net income attributable to common stockholders	6,879,771	(620,179)	--
Other comprehensive income:	38,609	275,277	(86%)
Total comprehensive income	6,918,380	(344,902)	--

Sales. At the end of 2011, our major product, HMC660, passed the stability test administered by Shenzhen Yitong Testing Technology Co., Ltd., an independent entity authorized by the government to perform such tests.  The stability test, which was developed by the regulatory board of the electronics industry, is a test to examine product hardware operation, heat dissipating and chip stability to ensure the product is qualified to operate smoothly under normal conditions. The stability test was the final requirement before our product is launched to the market. We started sales of our HMC 660 products in December 2011.

HMC660 is the only product and service we currently offer to the market. The HMC660 platform is a control, management and data storage center for family equipment and a central processing center which uses the remote technology to control the family equipment at home or from remote locations. HMC660 provides a software platform on which the owner can access a wide variety of content provided by third party sources unrelated to Shenzhen Wonhe, including family security applications, television direct transmission, TV on demand, VOD, life information and business information.  It can also be adapted to functions accessing medical care and the games world.

During 2011 we had twelve full-time employees involved in developing a market for HMC660.  They introduced the product to electronics distribution companies throughout China and established cooperative sales relationships with several of them.  When we initiated sales at the end of 2011, we engaged an advertising company at a monthly cost of $31,600 to generate publicity about the HMC660.  This program caused demand for the product to rise quickly, which contributed to the rapid growth of sales.  For the twelve months ended December 31, 2012, sales of $25,181,823 represented 54,154 units sold with a unit price of around $465. For the twelve months ended December 31, 2011, sales of $36,480 only represented 78 units of HMC 660 sold, all of which were sold to a related party.

For the future, we expect sales of the HMC660 to be enhanced by the improvements we are building into the second generation product based on customer feedback during 2012.  We also expect sales of any new products that we introduce will be facilitated by our utilization of a now-established marketing network.

Gross Profit.  Almost all the products sold in 2012 were manufactured by our contractor at a cost per unit of $235. Since we have no significant direct costs of goods sold other than our payment to our manufacturer, this arrangement yielded a gross profit margin of 49% on sales in 2012.  In 2011, the manufacture and sale of a sample size of 78 units yielded a gross margin of 61%, as the units were manufactured on a trial basis by a different factory that charged a lower rate.  We expect that our gross profit on the HMC660 will remain stable in the near term, but that overall gross profit will be affected by our introduction to market of new products.

Income from Operations.  Our operating expenses in 2012 increased to $2,812,958 from $1,553,542 in 2011.  Since operating expenses increased at a far slower rate than revenue, we realized operating income of $9,482,315 in 2012, after realizing a loss from operations of $1,531,450 in 2011.  The components of our operating expenses were:

Research and development expenses.  Research and development expenses are primarily comprised of salaries for R&D employees and materials used for research and development. Our research and development expenses increased by 40% to $574,053 in 2012 from $409,359 in 2011. The greater portion of the R&D expenses were incurred in the latter portion of 2012, as during the first few months of the year we were focused almost exclusively on introducing the HMC660 to the market.  We expect research and development expenses to continue to grow into 2013, as we work to bring our eight pipeline products closer to their market launch.

Selling and Marketing Expenses.  Selling and marketing expenses were primarily comprised of salaries, insurance, travelling expenses and marketing promotion. Our selling and marketing expenses increased by 76% to $389,091 in 2012 from $220,514 in 2011. The primary reason for the increase was the addition of personnel to our sales staff.  Moreover, we did not commence marketing in earnest until midway through 2011.

General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of administrative employees’ salaries, insurance, rent and other expenses incurred for G&A functions. G&A expenses increased to $1,849,814 in 2012 from $923,669 in 2011, representing a 100% increase. The increase in G&A expenses reflected the expansion of our operations attendant to the initiation of marketing.  In addition, as we completed our reverse merger transaction during 2012, expenses incurred for attorneys, auditors and financial advisors increased as well.

Other Income.  In 2010, while we were still developing our flagship product, the cash we deposited into Shenzhen Wonhe was idling.  To achieve a favorable return on equity, we loaned the greater portion of our cash reserves to an unrelated third party and received a loan guarantee from Guowang Capital, which was controlled by some of our related parties.  The loan yielded 12% per annum interest, which increased to 15% in 2012.  The loan was repaid in full by Guowang Capital in March 2012.  Primarily because of that loan, we recorded $704,545 in interest income in 2011 and $113,016 in 2012.

Provision for Income Taxes.  The corporate income tax rate in China is 25%, and that was our effective tax rate in 2012 and 2011.  Our provision for income taxes was $2,355,125 in 2012 and we realized a tax benefit of ($206,726) in 2011.  Our tax filings for the year ended December 31, 2011 were examined by the tax authorities in April 2012.  The tax filings were accepted and no adjustments were proposed by the tax authorities.

Net Income. We reported net income of $7,240,206 in 2012 and a net loss of ($620,179) in 2011.  The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a “non-controlling interest” of $360,435 before recognizing net income attributable to the common shareholders on our Consolidated Statements of Operations and Comprehensive Income for 2012.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income (loss) attributable to the Company for 2012 and 2011 was $6,879,771($.29 per share) and ($620,179,303)(($.03) per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the twelve months ended December 31, 2012 and 2011, foreign currency translation adjustments of $38,608 and $275,277 have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  As a result, at December 31, 2012, we had no debt, and our working capital totaled $13,862,888, an increase of $6,220,618 since December 31, 2011.

In addition to cash and cash equivalents of $5,215,738, primarily consisting of cash on hand and demand deposits, our working capital primarily consisted of $4,033,576 in accounts receivable and $5,282,712 in advances to suppliers.  We consider both of these assets to be liquid: only a nominal portion of our accounts receivable were aged more than thirty days; the amount prepaid to our outsourced manufacturers barely exceeds our cost of goods for the 4th quarter of 2012.

Because we outsource almost all of our manufacturing operations, our cash flows can be dedicated to working capital.  Accordingly, despite the rapid growth of our business in 2012, we stayed current with our vendors - only $14,241 in accounts payable at December 31, 2012, and utilized the cash generated by sales to fund the purchases needed for future sales.

The following table summarizes our cash flows for the periods indicated:

	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
Net cash provided by (used in) operating activities	$(100,383)	$(2,149,924)
Net cash provided by (used in) investing activities	(33,095)	(439,702)
Net cash provided by (used in) financing activities	5,256,692	(5,093,803)
Effects of Exchange Rate Change in Cash	16,440	175,727
Net Change in Cash and Cash Equivalents	5,139,654	(7,507,702)
Cash and Cash Equivalent at Beginning of the Period	76,084	7,583,786
Cash and Cash Equivalent at End of the Period	$5,215,738	$76,084

Operating activities

Our operations during 2012 used $100,383 in cash, as compared to $2,149,924 used in operations during 2011. Our operations consumed cash despite net income of $7,240,206.  The principal reasons for our  use of cash during 2012 were:

●
Our accounts receivable increased by $4,003,935 during 2012, as we started the year with no accounts receivable.  The increase occurred because we realized the first significant sales of the HMC660 only during the first quarter of 2012.  With minor exceptions for special situations, our sales contracts provide the purchaser a payment term of thirty days from delivery.  Since our sales during the 4th quarter of 2012 totaled $9,480,022, our accounts receivable balance of $4,033,576 at December 31, 2012 included only an immaterial number of past-due accounts.

●
Our advances to suppliers increased by $4,483,479 during 2012.  Our agreements with our manufacturers require us to prepay for the delivery of units of the HMC660.  In order to assure that units are available for sale when needed, we had $5,282,712 prepaid as of December 31, 2012.

Investing activities

Net cash used in investing activities was $33,095 for the twelve months ended December 31, 2012, as compared to $439,702 for the twelve months ended December 31, 2011. There was no material increase in our fixed assets because most of the production was outsourced. Accordingly, unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

As noted above, in 2011, when we had a large cash reserve without an immediate purpose, we obtained a high return on cash by loaning the funds to a related party.  For that reason, we recorded $5,093,803 in net cash used in financing activities for 2011.  As we initiated full scale marketing operations in 2012, we called for repayment of the loans, and so recorded $5,256,692 in net cash provided by financing activities in 2012.

We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months. However, we may, in the future, require additional cash resources in order to implement our strategy to ramp up our marketing efforts and increase brand awareness.  We may also use cash to fund acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we currently may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. New indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Restrictions on Transfers of Funds

The VIE Agreements among Shengshihe Consulting and the Shenzhen Wonhe Shareholders provide that Shengshihe Consulting is entitled to 95% of total net profits (and will bear all losses) arising from Shenzhen Wonhe’s operations.  The VIE Agreements also entitle Shengshihe Consulting to manage the operations and control the cash flows of Shenzhen Wonhe.   Although Shengshihe Consulting is entitled to Shenzhen Wonhe’s profits, any distributions of such profits from Shengshihe Consulting to our U.S. parent company must comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.

The sales revenue and expenses of Shenzhen Wonhe are denominated in RMB. The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Shenzhen Wonhe and Shengshihe Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Shengshihe Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in obtaining foreign exchange, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders.  Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

Under PRC regulations, the Company’s operating subsidiary, Shenzhen Wonhe, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits to be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of December 31, 2012 and 2011, an aggregate amount of $600,844 and $0 respectively have been appropriated from retained earnings and set aside for statutory by Shenzhen Wonhe.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended December 31, 2012, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

Through the VIE agreements, our subsidiary, Shengshihe Consulting, is deemed the primary beneficiary of Shenzhen Wonhe. Shenzhen Wonhe has no assets that are collateral for or restricted solely to settle its own obligations. The creditors of Shenzhen Wonhe do not have recourse to the Company’s general credit. Shenzhen Wonhe’s actual stockholders do not hold any kick-out rights that will affect the consolidation determination.  Accordingly, the financials of Shenzhen Wonhe have been included in the accompanying consolidated financial statements.

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement.  To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated.  We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system.  Our bases for this conclusion are:

●	The Exclusive Technical Service and Business Consulting Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.

●
The Call Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Shenzhen Wonhe by Shengshihe Consulting on terms that comply with Chinese law.  A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.

●	The Proxy Agreement conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.

●	The Share Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

The most likely challenge to the VIE agreements would arise under the New M&A Rules, which are designed to regulate foreign acquisitions of Chinese entities.  Our analysis of the New M&A Rules, however, indicates that the New M&A Rules do not invalidate our VIE Agreements.  The New M&A Rules require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Our review of the New M&A Rules persuades us that this provision does not apply to our Company.  We reached that conclusion by observing that:

i.	Shengshihe Consulting was incorporated by a foreign investor and therefore has no Chinese shareholders;

ii.
the share exchange between World Win and the Company, Wonhe High-Tech International Inc., is between two offshore companies and is not deemed as a transaction to acquire equity or assets of a “Chinese domestic company” as defined under the New M&A Rules; and

iii.	no provision in the New M&A Rules clearly classifies the contractual arrangements between Shengshihe Consulting and Shenzhen Wonhe as a type of transaction falling within the New M&A Rules.

We believe, therefore, that under prevailing laws and policies our VIE Agreements are enforceable in Chinese courts.  Consideration must be given, however, to the possibility that the Chinese government will express a policy adverse to such arrangements, which would be likely to affect future adjudication of the enforceability of entrusted-management-type arrangements.  Moreover, as there are no judicial decisions known to us regarding the enforceability of VIE agreements, it is possible that our analysis of their enforceability may not prevail in a Chinese court. There is a risk, therefore that if it occurred that the counterparties to the VIE agreements failed to abide by the VIE agreements, we would be unable to secure effective relief in the Chinese legal system.  In that eventuality, we would be required to de-consolidate Shenzhen Wonhe from the Company’s financial statements, and the Company would report no revenue nor earnings and only nominal assets.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011.

F-4	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Years Ended December 31, 2012 and 2011.

F-6	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011.

F-7	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011.

F-9 to F-26	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wonhe High-Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Wonhe High-Tech International, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wonhe High-Tech International, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
April 4, 2013

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

ASSETS	December 31, 2012	December 31, 2011

Current assets:
Cash	$5,215,738	$76,084
Accounts receivable	4,033,576	-
Interest receivable	-	307,697
Inventory	265,665	180,398
Loans to related parties	-	5,179,524
Advances to suppliers	5,282,712	800,233
Prepaid expenses	72,811	5,892

Total current assets	14,870,502	6,549,828

Fixed assets	473,942	462,620
Less: accumulated depreciation	(123,251)	(44,089)

Fixed assets, net	350,691	418,531

Other assets:
Intangible assets	25,328	-
Other assets – principally security deposits	53,908	45,350
Deferred income taxes	-	292,625

Total other assets	79,236	337,975

TOTAL ASSETS	$15,300,429	$7,306,334

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2012	December 31, 2011

Current liabilities:
Accounts payable	$14,241	$8,365
Advances from customers	-	154,581
Payroll payable	36,101	63,234
Taxes Payable	793,723	2,407
Accrued expenses and other payables	163,549	100,623

Total current liabilities	1,007,614	329,210

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 23,900,130 and 19,128,130 shares issued and outstanding at December 31, 2012 and 2011, respectively	23,900	19,128
Additional paid-in capital	7,113,611	7,475,872
Statutory reserve fund	600,844	-
Retained earnings (deficit)	5,469,214	(852,329)
Other comprehensive income	373,062	334,453
Stockholders' equity before noncontrolling interests	13,580,631	6,977,124
Noncontrolling interests	712,184	-

Total stockholders’ equity	14,292,815	6,977,124

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,300,429	$7,306,334

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(IN U.S.$)

	For the Years Ended December 31,
	2012	2011

Sales	$25,181,823	$36,480
Cost of sales	(12,886,550)	(14,388)

Gross profit	12,295,273	22,092

Operating expenses:
R & D expenses	574,053	409,359
Selling and marketing	389,091	220,514
General and administrative	1,849,814	923,669

Total operating expenses	2,812,958	1,553,542

Income (Loss) from operations	9,482,315	(1,531,450)

Interest income	113,016	704,545

Income (Loss) before provision for (benefit from) income taxes	9,595,331	(826,905)
Provision for (benefit from) income taxes	2,355,125	(206,726)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(IN U.S.$)

	For the Years Ended December 31,
	2012	2011

Net income (loss)	7,240,206	(620,179)
Noncontrolling interests	(360,435)	-

Net income (loss) attributable to common stockholders	6,879,771	(620,179)
Foreign currency translation adjustment	38,609	275,277
Total comprehensive income (loss)	$6,918,380	$(344,902)

Earnings (Loss) per common share, basic and diluted	$0.29	$(0.03)

Weighted average shares outstanding, basic and diluted	23,900,130	19,128,130

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011 (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, January 1, 2011	$19,128	$7,475,872	$(232,150)	$-	$-	$59,176	$7,322,026

Net income (loss)	-	-	(620,179)	-	-	-	(620,179)
Other comprehensive income	-	-	-	-	-	275,277	275,277

Balance, December 31, 2011	19,128	7,475,872	(852,329)	-	-	334,453	6,977,124

Reclassification of noncontrolling interests in VIE	-	(374,750)	42,616	-	348,857	(16,723)	-
Recapitalization for reverse merger	4,772	12,489	-	-	-	-	17,261
Net income (loss)	-	-	6,879,771	-	360,435	-	7,240,206
Appropriation of statutory reserves	-	-	(600,844)	600,844	-	-	-
Other comprehensive income	-	-	-	-	2,892	55,332	58,224

Balance, December 31, 2012	$23,900	$7,113,611	$5,469,214	$600,844	$712,184	$373,062	$14,292,815

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the Years Ended December 31,
	2012	2011
	(U.S.$)	(U.S.$)

Cash flows from operating activities:
Net income (loss)	$7,240,206	$(620,179)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	78,775	43,360
Deferred income taxes	294,674	(206,726)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(4,003,935)	(20,831)
Decrease (increase) in interest receivable	307,697	(307,697)
(Increase) in inventory	(85,267)	(180,398)
(Increase) in advances to suppliers	(4,482,479)	(732,797)
(Increase) in prepaid expenses	(66,919)	(5,892)
Increase in accounts payable	5,876	8,365
(Decrease) increase in payroll payable	(27,133)	63,234
Increase in taxes payable	791,316	2,292
Increase in accrued expenses and other payables	1,387	45,884
(Decrease) in interest received in advance	-	(393,120)
(Decrease) in advances from customer	(154,581)	154,581

Net cash (used in) operating activities	(100,383)	(2,149,924)

Cash flows from investing activities:
Purchase of fixed assets	(7,783)	(439,702)
Purchase of intangible assets	(25,312)	-

Net cash (used in) investing activities	(33,095)	(439,702)

Cash flows from financing activities:
Cash received in reverse merger	40,901	-
Loans to related parties	(79,100)	(8,173,050)
Repayment of related party loans	5,294,891	3,079,247

Net cash provided by (used in) financing activities	5,256,692	(5,093,803)

Effect of exchange rate changes on cash	16,440	175,727

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the Years Ended December 31,
	2012	2011
	(U.S.$)	(U.S.$)

Net increase (decrease) in cash	5,139,654	(7,507,702)
Cash, beginning	76,084	7,583,786

Cash, ending	$5,215,738	$76,084

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,400,398	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

On June 27, 2012, the Company entered into and closed an exchange agreement with World Win International Holding Ltd. or “World Win,” all of the stockholders of World Win, and Super-stable Group Holdings Limited, or “Super-stable”, the majority stockholder of the Company (the “Exchange Agreement”), pursuant to which the stockholders of World Win transferred all of the issued and outstanding stock of World Win to the Company, and Super-stable transferred to such stockholders all of its 19,128,130 shares of the Company’s common stock (the “Share Exchange”).  The Company currently has 23,900,130 shares of common stock issued and outstanding.  The funds used by Super-stable to purchase its 19,128,130 shares of the Company’s common stock were loaned to it by Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe”, the Company’s indirect, consolidated affiliate.

As a result of the acquisition, the Company’s consolidated subsidiaries include World Win, the Company’s wholly-owned subsidiary which is incorporated under the laws of the British Virgin Island (“BVI”), Kuayu International Holdings Group Limited (Hong Kong), or “Kuayu”, a wholly-owned subsidiary of World Win which is incorporated under the laws of Hong Kong,  Shengshihe Management Consulting (Shenzhen) Co., Ltd., or “Shengshihe Consulting”, a wholly-owned subsidiary of Kuayu which is incorporated under the laws of the People’s Republic of China (“PRC”). The Company also consolidates the financial condition and results of operations of Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe”, a limited liability company incorporated under the laws of the PRC which is effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements. Shenzhen Wonhe is considered a variable interest entity (“VIE”) of Shengshihe Consulting.

Shenzhen Wonhe Technology Co., Ltd. is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000.  It specializes in the research and development, outsourced-manufacturing and trade of hi-tech products based on x86 (instruction set architecture based on Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The product we currently offer to market is the Home Media Center (HMC). The Company is located in Shenzhen, Guangdong Province, China.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	ORGANIZATION (continued)

On May 30, 2012, Shenzhen Wonhe entered into (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement, (iv) Call Option Agreement with Shengshihe Consulting.  The foregoing agreements are collectively referred to as the “Management and Control Agreements.”

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting an amount equal 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $7,910 (RMB 50,000) each month. The agreement has an unlimited term and can only be terminated upon written notice agreed to by both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Shenzhen Wonhe agreed to irrevocably entrust Shengshihe Consulting to designate a qualified person acceptable under PRC law and foreign investment policies, to vote all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  The Agreement has an unlimited term and only can be terminated upon the written notices agreed to by both parties.

Share Pledge Agreement:  Pursuant to the Share Pledge Agreement, each of the stockholders of Shenzhen Wonhe pledged their shares to Shengshihe Consulting to secure the obligations of Shenzhen Wonhe under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Shenzhen Wonhe agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Shenzhen Wonhe that would affect Shengshihe Consulting’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

Call Option Agreement:  Pursuant to the Call Option Agreement, Shengshihe Consulting has an exclusive option to purchase, or to designate a purchaser for, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately $0.16 (RMB1.00) or the minimum amount required by the PRC law or government practice. This Agreement remains effective until all the call options under the Agreement have been transferred to Shengshihe Consulting or its designated entities or natural persons.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

1.	ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.  The consolidated financial statements as of and for the year ended December 31, 2012 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe.  The financial statements as of and for the year ended December 31, 2011 include Shenzhen Wonhe only, as World Win, Kuayu, Shengshihe Consulting were not in existence at that time. All significant intercompany accounts and transaction has been eliminated in consolidation when applicable.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

ASSETS	December 31, 2012	December 31, 2011

Current assets:
Cash	$5,159,917	$76,084
Accounts receivable	4,033,576	—
Interest receivable	—	307,697
Inventory	265,665	180,398
Loans to related parties	—	5,179,524
Advances to suppliers	5,282,712	800,233
Prepaid expenses	72,811	5,892

Total current assets	14,814,681	6,549,828

Fixed assets	473,942	462,620
Less: accumulated depreciation	(123,251)	(44,089)

Fixed assets, net	350,691	418,531

Other assets:
Intangible assets	25,328	—
Other assets – principally security deposits	53,908	45,350
Deferred income taxes	—	292,625

Total other assets	79,236	337,975

TOTAL ASSETS	$15,244,608	$7,306,334

LIABILITIES

Current liabilities:
Accounts payable	$14,241	$8,365
Payable to WFOE(1)	6,848,259	—
Advances from customers	—	154,581
Payroll payable	34,645	63,234
Taxes Payable	783,212	2,407
Accrued expenses and other payables	168,838	100,623

Total current liabilities	7,849,195	329,210

TOTAL LIABILITIES	$7,849,195	$329,210

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

(1)
Payable to WFOE represents outstanding amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income.

	For the Years Ended December 31,
	2012	2011
Sales	$25,181,823	$36,480
Net income (loss)(2)	7,208,694	(620,179)

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the Years Ended December 31,
	2012	2011

Net cash (used in) operating activities	$(115,233)	$(2,149,924)
Net cash (used in) investing activities	(33,095)	(439,702)
Net cash provided by (used in) financing activities	5,215,791	(5,093,803)
Effect of exchange rate changes on cash	16,370	175,727

Net increase in cash	$5,083,833	$(7,507,702)

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
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

Foreign Currency Translation

All Company assets are primarily located in the PRC. The functional currency for the majority of the Company’s operations is the RMB.  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with ASC 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date.  Equity accounts have been translated at their historical exchange rates when the capital transactions occurred.  Statements of operations and other comprehensive income amounts have been translated using the average exchange rate for the periods presented.  Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income.

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2012	December 31, 2011

Balance sheet items, except for stockholders’ equity, as of year end	0.1583	0.1571

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows	0.1582	0.1545

For the years ended December 31, 2012 and 2011, foreign currency translation adjustments of $38,609 and $275,277, respectively, have been reported as other comprehensive income.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

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

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions.  Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Revenue and Cost Recognition

The Company receives revenue from sales of electronic products. The Company's revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.

Finished goods are delivered from outsourced manufacturers to the Company. Revenue is recognized when the title to the products has been passed to customers, which is the date the products are picked up by the customers at the Company’s location or delivered to the designated locations by Company employees and accepted by the customers and the previously discussed requirements are met. The customers’ acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form. The Company does not provide the customers with the right of return. A 36-month warranty is offered to customers for exchange or repair of defective products, the cost of which is substantially covered by the outsourced manufacturers’ warranty policies as specified in the contract between the Company and outsourced manufacturers. As a result, the Company does not recognize a warranty liability. Payments received before all of the relevant criteria for revenue recognition are met are recorded as advances from customers.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed the HMC660 and is responsible for all of its specifications.
●	Shenzhen Wonhe has physical loss inventory risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

The only criterion supporting recognition of gross revenue that is not satisfied by the relationship between the Company and its manufacturers is:  entity changes the product or performs part of the service. Moreover, none of the three criteria supporting recognition of net revenue is present in the Company’s sales transactions. For this reason, the Company records gross revenue with respect to sales by Shenzhen Wonhe.

Fair Value of Financial Instruments

Financial instruments include cash, accounts receivable, interest receivable, loans to related parties, accounts payable and accrued expenses and other payables.  As of December 31, 2012 and 2011, the carrying values of these financial instruments approximated their fair values due to their short term nature.

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs were $256,941 and $60,877 for the years ended December 31, 2012 and 2011, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use.  The software is essential to the functionality of the Company’s tangible products.  Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred.  Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.  Research and development costs were $574,053 and $409,359 for the years ended December 31, 2012 and 2011, respectively.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at December 31, 2012 and 2011 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value.  The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of December 31, 2012 and 2011.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to Suppliers

Advances to suppliers consist of payments made to suppliers for future deliveries.

Prepaid Expenses

Prepaid expenses primarily consist of prepaid consulting fees for listing on the American stock exchange and an advance to an advertising company.

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

Impairment of Long-lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets.  No impairment of long-lived assets was recognized for the periods presented.

Advances from Customers

Advances from customers consist of payments received in advance from unrelated third parties for the purchase of the Company’s products.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequence for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets at December 31, 2011 consisted entirely of the tax benefit of net operating losses that were available to offset future taxable income which have been fully utilized during the year ended December 31, 2012.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of December 31, 2012 and 2011, the Company does not have any unrecognized tax benefits.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the years ended December 31, 2012 and 2011.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

3.             RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial condition or results of operations.

4.             FIXED ASSETS

Fixed assets at December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	December 31, 2011

Office equipment	$153,674	$144,779
Motor vehicles	213,748	212,128
Leasehold improvements	106,520	105,713

	472,942	462,620
Less: Accumulated depreciation	(123,251)	(44,089)

Fixed assets, net	$350,691	$418,531

Depreciation expense charged to operations for the years ended December 31, 2012 and 2011 was $78,775 and $43,360, respectively.

5.             INTANGIBLE ASSETS

Intangible assets at December 31, 2012 and 2011 are summarized as follows:

	December 31, 2012	December 31, 2011
Software	$25,328	$-

	25,328	-
Less: Accumulated amortization	-	-

Intangible assets, net	$25,328	$-

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

5.             INTANGIBLE ASSETS (continued)

Software was purchased in December, 2012, and will be amortized during the next three years, beginning in January, 2013. Amortization expense charged to operations for the years ended December 31, 2012 and 2011 was $0.

6.             LEASE OBLIGATIONS

The Company leases its offices in Shenzhen from an unrelated third party at a monthly rental of $14,749 under operating leases, which will expire on February 28, 2019. The Company also leases two apartments for its employees at a monthly rental of $1,595, of which one will expire in the first quarter of 2013 and the other will expire in the second quarter of 2014. The Company had a lease for office space in Beijing at a monthly rent of $712 that expired in September, 2012 and was not renewed.

The minimum future rentals under these leases as of December 31, 2012, are as follows:

Year Ending
December 31,	Amount

2013	$190,462
2014	181,818
2015	176,993
2016	176,993
2017	176,993
Thereafter	206,491

$1,109,750

Rent expense for the years ended December 31, 2012 and 2011 was $207,156 and $197,136, respectively.

7.             RELATED PARTY TRANSACTIONS

The loans to related parties as of December 31, 2012 and December 31, 2011 are as follows:

	December 31, 2012	December 31, 2011

Guowang Capital	$-	$5,038,134
Puruisi Power	-	141,390

Total	$-	$5,179,524

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

7.             RELATED PARTY TRANSACTIONS (continued)

On December 16, 2010, the Company entered into a twelve month loan agreement with a third party in the amount of $7,560,000, which matured on December 31, 2011 with interest at 12% per annum. Prepaid interest of $393,120 was received upon signing of the agreement. The loan was guaranteed by Guowang Xinke Venture Capital Investment (Jiangsu) Co., Ltd. (“Guowang Capital”), an entity related to the Company through certain stockholders. The agreement provided for the interest rate to increase to 15% should the entire loan and not the part repaid by December 31, 2011. In May 2011, Guowang Capital assumed the loan.

At March 31, 2012, the loan was fully repaid. At December 31, 2011, the amount outstanding of $4,723,934 and related outstanding interest of $307,697, are included in loans to related parties and interest receivable, respectively, in the accompanying balance sheet. Interest charged by the Company for the years ended December 31, 2012 and 2011, included in interest income was $113,016 and $704,545, respectively. Interest receivable from Guowang Capital at December 31, 2012 and 2011 was $0 and $307,697, respectively.

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

For the years ended December 31, 2012 and 2011, the Company had sales of $228,391 and $36,480, respectively, to a related party, Xuzhou Guowang Network Technology Co., Ltd, an entity related to the Company through one of Shenzhen Wonhe’s stockholders.

8.             FAIR VALUE MEASUREMENTS

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

8.             FAIR VALUE MEASUREMENTS (continued)

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

9.             INCOME TAXES

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2012 and 2011:

	For the Years Ended December 31,
	2012	2011

Current	$2,060,451	$-
Deferred	294,674	(206,726)

Total	$2,355,125	$(206,726)

The Company’s effective tax rate was the same as the statutory rate of 25% for years ended December 31, 2012 and 2011.  The Company’s PRC tax filings for the tax year ended December 31, 2010 and 2011 were examined by the tax authorities in April 2011 and 2012, respectively.  The examinations were completed and resulted in no adjustments.

10.           CONTINGENCIES

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

10.           CONTINGENCIES (continued)

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

11.           MAJOR CUSTOMERS

During the year ended December 31, 2012, no sales to a single customer exceeded 10% of the Company’s gross revenue. However, the combined sales to seven customers accounted for approximately 56% of sales for the year ended December 31, 2012. Six of these seven customers accounted for approximately 66% of accounts receivable as of December 31, 2012.

During the year ended December 31, 2011, all sales were to one customer.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2012.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2012.

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

In addition, we plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b)           Changes in Internal Controls.

There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2012, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified four material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

●	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

●	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

●	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

●	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Management is currently implementing the remedial programs described in Section 9A(a) above.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2012.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company
Qing Tong	45	Chairman of the Board of Directors
Nanfang Tong	40	Director, Chief Executive Officer
Jingwu Li	37	Director
Chahua Yuan	31	Chief Financial Officer, Secretary, Treasurer

The following sets forth biographical information regarding the Company’s directors.

Mr. Qing Tong has served as our Chairman since June 2012 and the Chairman of Shenzhen Wonhe since September 2010.  From 2000 until 2010, Mr. Tong served as the Chairman of Wonhe International Venture Capital Investment Hong Kong Co., Ltd., a company specializing in investing.  From 1998 to 2000, Mr. Tong served as the Manager of Guangdong Xingbao Group, a manufacturer of micro-electronics and computer products.   From 1996 to 1998, Mr. Tong served as the Marketing Director of Zhongshan Cordyceps Sinensis Product Co., Ltd., which manufactured and marketed health-care products made from cordyceps sinensis.  Mr. Tong graduated from Hubei University with a concentration in Chinese language and literature.   Mr. Tong was selected as a Director because of his extensive management experience and knowledge of the business of the Company. Qing Tong is the brother of Nanfang Tong, our Chief Executive Officer.

Mr. Nanfang Tong served as our President, Secretary and Treasurer from March 2012 until June 2012 and has served as our Chief Executive Officer and a Director since June 2012. From 2010 to the present, Mr. Tong has served as Chief Executive Officer at Shenzhen Wonhe. From 2009 to 2010, Mr. Tong served as Executive Deputy General Manager at Zhongshan Yinli Automatic System Devices Co., Ltd.  From 2004 to 2009, Mr. Tong served as General Manager at Zhongshan Yinli Automatic System Devices Co., Ltd, a manufacturer of security equipment. From 2002 to 2004, Mr. Tong was employed as Vice General Manager by Zhongshan Yinli Automatic System Devices Co., Ltd.  In 1993, Mr. Tong graduated from the Huazhong University of Science and Technology with a Bachelor’s Degree in Applied Electronics. Mr. Tong was selected as a director because of his extensive management experience, his background in the electronics industry and his knowledge of the business of the Company. Nanfang Tong is the brother of Qing Tong, our Chairman of the Board.

Mr. Jingwu Li has served as a Director of the Company since June 2012. From November 2010 to the present, Mr. Li has served as a Director at Shenzhen Wonhe. From 2006 until 2010, Mr. Li served as a director and general manager of Hong Kong Jiaheng International Co., Ltd., an international company specializing in international trade and e-commerce.  From 2005 until 2006, Mr. Li served as a general manager of Shanghai Jinshu Trading Co., Ltd., a steel products processing and trading company.   From 2002 until  2005, Mr. Li served as the Vice-General Manager of Beijing Fuyuan Shengshi Electronic Co., Ltd., a company engaged in e-commerce.   From 1999 until 2002, Mr. Li served as the business section chief in the Pizhou City Labor Trade Centre.   Mr. Li graduated from Capital University of Economics and Business.  Mr. Li was selected as a director because of his extensive management experience and knowledge of the business of the Company.

Ms. Chahua Yuan has served as the Chief Financial Officer, Secretary and Treasurer of the Company since June 2012. From December 2010 to the present, Ms. Yuan has served as Chief Financial Officer at Shenzhen Wonhe. From 2008 until 2010, Ms. Yuan was employed as an accounting supervisor by Shenzhen Liuqiba Kanghui Restaurant Management Co., Ltd.   From 2007 until 2008, Ms. Yuan was employed as an accountant by Shenzhen Deyi Electronic Technology Co., Ltd., a company specialized in the trading of electronics components.  From July 2002 until May 2007, Ms. Yuan was employed as an accountant by Dongguan South China Electronic Co., Ltd., an electronic condenser producing and marketing company. In 2009 Ms. Yuan graduated from Jinan University.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee.  The functions that would be performed by such committees are performed by the Board of Directors.  The Board of Directors does not have yet an “audit committee financial expert,” as we have only recently become a U.S. public company.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Board of Directors will consider candidates recommended by shareholders. However, the Board has no plan to hold an annual meeting of shareholders unless and until the Company’s securities are listed on an exchange.  In the meantime, any shareholder who wishes to recommend a candidate for the Board should address the recommendation in writing to the Chairman of the Board at the Company’s principal executive offices.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its executive officers, due to the small size of its management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2012.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Shenzhen Wonhe to Nanfang Tong, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2012, 2011 and 2010.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2012 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Nanfang Tong	2012	$11,302	--	--	--	--
	2011	$14,387	--	--	--	--
	2010	0	--	--	--	--

Employment Agreements

Wonhe High-Tech International, Inc. does not have any employment agreements with any of its directors or executive officers.  Shenzhen Wonhe, our operating affiliate, has employment agreements with our officers Nanfang Tong and Chahua Yuan:

●
Nanfang Tong’s employment agreement provides for a monthly salary of RMB 2,000 (approximately $318) and terminates on August 31, 2013.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Mr. Tong’s performance.

●
Chahua Yuan’s employment agreement provides for a monthly salary of RMB 2,000 (approximately $318) and terminates on December 1, 2013.  Ms. Yuan is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Ms. Yuan’s performance.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control

PRC employment law requires an employee be paid severance pay based on the number of years worked with the employer at the rate of one month’s wage for each full year worked.  Any period of more than six months but less than one year shall be counted as one year.　The severance pay payable to an employee for any period of less than six months shall be one-half of his monthly wages. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

Compensation of Directors

The members of our board of directors receive no compensation for service on the board, other than the compensation that they receive for service as employees of Shenzhen Wonhe.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2012 and those options held by him on December 31, 2012.

Option Grants in the Last Fiscal Year

Percent
		of total			Potential realizable
	Number of	options			value at assumed
	securities	granted to			annual rates of
	underlying	employees	Exercise		appreciation
	option	in fiscal	Price	Expiration	for option term
	granted	year	($/share)	Date	5%	10%
Nanfang Tong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2012 and held by him unvested at December 31, 2012.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Nanfang Tong	--	--

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

●	each shareholder known by us to own beneficially more than 5% of our common stock;

●	NanFang Tong, our Chief Executive Officer

●	each of our directors; and

●	all directors and executive officers as a group.

There are 23,900,130 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Nanfang Tong	573,844	2.4%
Qing Tong	573,844	2.4%
Jinwu Li	573,844	2.4%
All officers and directors As a group (4 persons)	1,721,532	7.2%
Cai Yi	1,500,000	6.3%

(1)
The address of each person in the table is c/o Wonhe High-Tech International, Inc., Room 1001, 10th Floor, Resource Hi-Tech Building South Tower No.1, Songpingshan Road, North Central Avenue North High-Tech Zone, Nanshan District, Shenzhen, Guangdong Province, China.

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

Reverse Acquisition.  On March 20, 2012, Shenzhen Wonhe, our consolidated affiliate, loaned $249,853 to Super-stable Group Holdings Limited to enable it to purchase 19,128,130 shares of our common stock. This loan was non-interest bearing and was due on demand.  The full amount of this loan has been repaid.

On June 27, 2012, we completed a reverse acquisition transaction through a share exchange with World Win and its shareholders, whereby the Company acquired 100% of the issued and outstanding capital stock of World Win in exchange for Super-stable transferring to the shareholders of World Win all of its 19,128,130 shares of our common stock. As a result of the reverse acquisition, World Win became our wholly-owned subsidiary and the former shareholders of World Win became our controlling stockholders.

Nanfang Tong, our Chief Executive Officer, is the president and treasurer of Super-stable.  Mr. Tong was also a 3.0% owner of World Win prior to the Share Exchange.  Qing Tong and Jingwu Li, who are members of our board of directors, each owned 3.00% of the outstanding equity of World Win prior to the Share Exchange.

VIE Agreements.  On May 30, 2012, prior to the Share Exchange, Shengshihe Consulting and Shenzhen Wonhe and its shareholders Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong, entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The terms of the VIE Agreements are summarized in the “Business” section of this Report.  .

Loan Repayments.  On December 16, 2010, Shenzhen Wonhe entered into a twelve month loan agreement with Yongcheng Liu in the amount of $7,560,000, maturing December 31, 2011 and bearing interest at 12% per annum.  Prepaid interest in the amount of $393,120 was paid to Shenzhen Wonhe upon signing of the agreement. The loan was guaranteed by Guowang Xinke Venture Capital Investment (Jiangsu) Co., Ltd. (“Guowang Capital”), an entity related to Shenzhen Wonhe through its ownership by Youliang Wang and Jingwu Li who are shareholders of both Shenzhen Wonhe and Guowang Capital.  The agreement provided for the rate of interest to be increased to 15% should the entire loan not be repaid by December 31, 2011, and further increased to 18% should the entire loan not be repaid by the December 31, 2012.  At December 31, 2011, the principal amount outstanding under the loan was $4,723,934, and the related outstanding interest was $307,697.  As of March 31, 2012, Guowang Capital had paid off all the loan principal and interest due to Shenzhen Wonhe.

On April 25, 2011, Shenzhen Wonhe entered into a twelve month non-interest bearing loan agreement with Guowang Capital in the amount of $314,200, due April 27, 2012.  At December 31, 2011, the balance outstanding was $314,200.  As of March 31, 2012, the outstanding loan amount was fully repaid to Shenzhen Wonhe.

On April 30, 2011, Shenzhen Wonhe entered into a twelve month non-interest bearing loan agreement with Zhongshan Puruisi Power Equipment Technology Co., Ltd. (“Puruisi Power”), an entity related to Shenzhen Wonhe through Qing Tong who is a shareholder of both Shenzhen Wonhe and Zhongshan Purunsi, in the amount of $141,390, due May 2, 2012. At December 31, 2011, the balance outstanding was $141,390.  On March 14, 2012, the Company lent an additional $79,050 to Puruisi Power and the two loans were fully repaid on March 19, 2012.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accountant in July 2012, after serving as the auditor for Shenzhen Wonhe prior to its acquisition by the Company in June 2012.

Audit Fees

Wei, Wei & Co., LLP billed $70,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2012.

Audit-Related Fees

Wei, Wei & Co., LLP billed $5,000 to the Company during fiscal 2012 for assurance and related services that are reasonably related to the performance of the fiscal 2012 audit or review of the quarterly financial statements.

Tax Fees

Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2012 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2012 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a		Certificate of Incorporation, as amended through May 12, 2008 - filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on May 12, 2008, and incorporated herein by reference.

3-a(1)		Certificate of Amendment of Certificate of Incorporation dated April 20, 2012 - filed as an exhibit to the Company’s Current Report on Form 8-K on May 8, 2012 and incorporated herein by reference.

3-b		Amended and Restated Bylaws - Filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2011 and incorporated herein by reference.

10-a		Exclusive Technical Service and Business Consulting Agreement dated May 30, 2012 by and between Shenzhen Wonhe Technology Co., Ltd. and Shengshihe Management Consulting (Shenzhen) Co., Ltd.(1)

10-b		Call Option Agreement dated May 30, 2012 by and among Shengshihe Management Consulting (Shenzhen) Co., Ltd., Wang Youliang, Tong Qing, Li Jingwu and Tong Nanfang.(1)

10-c		Proxy Agreement dated May 30, 2012 by and among Shengshihe Management Consulting (Shenzhen) Co., Ltd., Shenzhen Wonhe Co., Ltd., Wang Youliang, Tong Qing, Li Jingwu and Tong Nanfang.(1)

10-d
Share Pledge Agreement dated May 30, 2012 by and among Shengshihe Management Consulting (Shenzhen) Co., Ltd., Wang Youliang, Tong Qing, Li Jingwu, Tong Nanfang and Shenzhen Wonhe  Technology Co., Ltd.(1)

10-e		House Lease Contract between Shenzhen Yuanxing Bio-medical Technology Co., Ltd. and Shenzhen Wonhe Technology Co., Ltd. (1)

10-f		Product Outsourcing Cooperation Agreement dated February 28, 2012 between Shenzhen Wonhe Technology Co., Ltd. and Shenzhen Tehuilong Electronic R&C Center. (1)

10-g		Purchase and Sale Contract dated March 22, 2012 between Beurer Electronics (Shenzhen) Co., Ltd. and Shenzhen Wonhe Technology Co., Ltd. (1)

10-h		Employment Agreement dated July 28, 2011 between Shenzhen Wonhe Technology Co., Ltd. and Nanfang Tong. (1)

10-i		Employment Agreement dated October 9, 2011 between Shenzhen Wonhe Technology Co., Ltd. and Chahua Yuan. (1)

21	Subsidiaries –	World Win International Holding Ltd. (BVI), a British Virgin Islands company
Kuayu International Holdings Group Limited (Hong Kong), a Hong Kong company
Shengshihe Management Consulting (Shenzhen) Co., Ltd, a Chinese company

31.1		Rule 13a-14(a) Certification – CEO

31.2		Rule 13a-14(a) Certification - CFO

32		Rule 13a-14(b) Certifications

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 28, 2012, and incorporated herein by reference.

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: April 4, 2013	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nanfang Tong	April 4, 2013
Nanfang Tong
Director, Chief Executive Officer

/s/ Chahua Yuan	April 4, 2013
Chahua Yuan
Chief Financial and Accounting Officer

/s/ Qing Tong	April 4, 2013
Qing Tong, Director

/s/ Jingwu Li	April 4, 2013
Jingwu Li, Director

*       *       *       *       *