Form 10-Q
period 2013-03-31
Wonhe High-Tech International, Inc.
filed 2013-05-15
CIK 1434388

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-54744

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 15, 2013
Common Voting Stock: 38,380,130

WONHE HIGH-TECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2013

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

ASSETS	March 31, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash	$12,925,136	$5,215,738
Accounts receivable	3,077,534	4,033,576
Inventory	271,712	265,665
Advances to suppliers	1,891,376	5,282,712
Prepaid expenses	10,119	72,811

Total current assets	18,175,877	14,870,502

Fixed assets	476,636	473,942
Less: accumulated depreciation	(143,451)	(123,251)

Fixed assets, net	333,185	350,691

Other assets:
Intangible assets	23,349	25,328
Other assets – principally security deposits	51,202	53,908
Prepaid income taxes	501,348	-

Total other assets	575,899	79,236

TOTAL ASSETS	$19,084,961	$15,300,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,418	$14,241
Payroll payable	56,944	36,101
Taxes payable	116,436	793,723
Accrued expenses and other payables	191,187	163,549

Total current liabilities	378,985	1,007,614

Commitments and Contingencies	-	-
Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 23,900,130 shares issued and outstanding at March 31, 2013 and December 31, 2012	23,900	23,900
Additional paid-in capital	7,113,611	7,113,611
Statutory reserve fund	1,010,711	600,844
Retained earnings	9,172,468	5,469,214
Other comprehensive income	453,198	373,062
Stockholders’ equity before noncontrolling interests	17,773,888	13,580,631
Noncontrolling interests	932,088	712,184

Total stockholders’ equity	18,705,976	14,292,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,084,961	$15,300,429

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S.$)

	Three Months Ended March 31,
	2013	2012

Sales	$9,617,400	$3,354,356
Cost of sales	(4,922,413)	(1,714,981)

Gross profit	4,694,987	1,639,375

Operating expenses:
Research and development expenses	60,288	69,326
Selling and marketing	81,976	85,125
General and administrative	219,065	291,056

Total operating expenses	361,329	445,507

Income from operations	4,333,658	1,193,868

Interest income	-	112,067

Income before provision for income taxes	4,333,658	1,305,935
Provision for income taxes	4,818	326,484

Net income	4,328,840	979,451
Noncontrolling interests	(215,719)	-

Net income attributable to common stockholders	4,113,121	979,451
Foreign currency translation adjustment	84,321	43,792
Total comprehensive income	$4,197,442	$1,023,243

Earnings per common share, basic and diluted	$0.17	$0.05

Weighted average shares outstanding, basic and diluted	23,900,130	19,128,130

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (IN U.S.$)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income	$4,328,840	$979,451
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	21,609	19,152
Deferred income taxes	-	294,674
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	958,748	(2,176,756)
(Increase) in interest receivable	-	(1,958)
(Increase) in inventory	(6,047)	(25,116)
Decrease (increase) in advances to suppliers	3,391,336	(3,764,061)
Decrease (increase) in prepaid expenses	62,692	(225,047)
(Increase) in prepaid income taxes	(501,348)	-
Increase (decrease) in accounts payable	177	(2,306)
Increase in payroll payable	20,843	9,778
(Decrease) increase in taxes payable	(677,287)	144,223
Increase (decrease) in accrued expenses and other payables	12,543	(54,206)
Increase in advances from customers	-	62,999

Net cash provided by (used in) operating activities	7,612,106	(4,739,173)

Cash flows from investing activities:
Purchase of fixed assets	-	(2,183)

Net cash (used in) investing activities	-	(2,183)

Cash flows from financing activities:
Loans from (to) related parties	15,000	(365,220)
Repayment of related party loans	-	5,294,891

Net cash provided by financing activities	15,000	4,929,671

Effect of exchange rate changes on cash	82,292	39,486

Net increase in cash	7,709,398	227,801
Cash, beginning	5,215,738	76,084

Cash, ending	$12,925,136	$303,885

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,154,277	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

1.            ORGANIZATION (continued)

On May 30, 2012, Shenzhen Wonhe entered into (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement, (iv) Call Option Agreement with Shengshihe Consulting.  The foregoing agreements are collectively referred to as the “Management and Control Agreements.”

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting an amount equal 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $7,910 (RMB 50,000) each month. The agreement has an unlimited term and can only be terminated upon written agreement of both parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Shenzhen Wonhe agreed to irrevocably entrust Shengshihe Consulting to designate a qualified person acceptable under PRC law and foreign investment policies, to vote all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  The Agreement has an unlimited term and only can be terminated upon the written agreement of both parties.

Share Pledge Agreement:  Pursuant to the Share Pledge Agreement, each of the stockholders of Shenzhen Wonhe pledged his shares to Shengshihe Consulting to secure the obligations of Shenzhen Wonhe under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Shenzhen Wonhe agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Shenzhen Wonhe that would affect Shengshihe Consulting’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

1.            ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

Wonhe High-Tech International, Inc., a Nevada corporation
100%
World Win International Holding Ltd. (BVI), a BVI corporation
100%
Kuayu International Holdings Group Limited (Hong Kong), a Hong Kong corporation
Outside PRC
Inside PRC
100%
Shengshihe Management Consulting (Shenzhen) Co., Ltd., a Chinese Corporation
Contractual Relationships
Shenzhen Wonhe Technology Co., Ltd., a Chinese corporation

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The unaudited consolidated financial statements as of and for the three months ended March 31, 2013 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe. The unaudited financial statements for the three months ended March 31, 2012 include Shenzhen Wonhe only, as World Win and Shengshihe Consulting were not in existence and Kuayu had no operations at that time. All significant intercompany accounts and transaction have been eliminated in consolidation when applicable.

The unaudited interim consolidated financial statements of the Company as of March 31, 2013 and for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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

Through the VIE agreements as disclosed in Note 1, the Company is deemed the primary beneficiary of Shenzhen Wonhe and accordingly, their results have been included in the accompanying consolidated financial statements. The following are financial statement amounts and balances of Shenzhen Wonhe that have been included in the accompanying consolidated financial statements. Shenzhen Wonhe has no assets that are collateral for or restricted solely to settle their obligations. The creditors of Shenzhen Wonhe do not have recourse to the Company’s general credit.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

ASSETS	March 31, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$12,849,726	$5,159,917
Accounts receivable	3,077,534	4,033,576
Inventory	271,712	265,665
Advances to suppliers	1,891,376	5,282,712
Prepaid expenses	10,119	72,811

Total current assets	18,100,467	14,814,681

Fixed assets	476,636	473,942
Less: accumulated depreciation	(143,451)	(123,251)

Fixed assets, net	333,185	350,691

Other assets:
Intangible assets	23,349	25,328
Other assets – principally security deposits	51,202	53,908
Prepaid income taxes	501,348	-

Total other assets	575,899	79,236

TOTAL ASSETS	$19,009,551	$15,244,608

LIABILITIES

Current liabilities:
Accounts payable	$14,418	$14,241
Payable to WFOE(1)	10,946,928	6,848,259
Payroll payable	55,479	34,645
Taxes Payable	101,048	783,212
Accrued expenses and other payables	196,855	168,838

Total current liabilities	11,314,728	7,849,195

TOTAL LIABILITIES	$11,314,728	$7,849,195

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

(1)
Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income. Monthly payments for the three months ended March 31, 2013 of RMB 50,000 (approximately US$7,955) were paid in full as of March 31, 2013.

	Three Months Ended March 31,
	2013	2012

Sales	$9,617,400	$3,354,356
Net income(2)	4,314,388	979,451

(2)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	Three Months Ended March 31,
	2013	2012

Net cash provided by (used in) operating activities	$7,593,147	$(4,739,173)
Net cash (used in) investing activities	-	(2,183)
Net cash provided by financing activities	15,000	4,929,671
Effect of exchange rate changes on cash	81,662	39,486

Net increase in cash	$7,689,809	$227,801

The Company believes that Shengshihe Consulting’s contractual agreements with Shenzhen Wonhe are in compliance with PRC law and are legally enforceable. The stockholders of Shenzhen Wonhe are also the senior management of the Company and therefore the Company believes that they have no current interest in seeking to act contrary to the contractual arrangements. However, Shenzhen Wonhe and its stockholders may fail to take certain actions required for the Company’s business or to follow the Company’s instructions despite their contractual obligations to do so. Furthermore, if Shenzhen Wonhe or its stockholders do not act in the best interests of the Company under the contractual arrangements and any dispute relating to these contractual arrangements remains unresolved, the Company will have to enforce its rights under these contractual arrangements through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. All of these contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. As a result, uncertainties in the PRC legal system could limit the Company’s ability to enforce these contractual arrangements, which may make it difficult to exert effective control over Shenzhen Wonhe, and its ability to conduct business may be adversely affected.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Foreign Currency Translation

Almost all of the Company’s assets are located in the PRC. The functional currency for the majority of the operations is the Renminbi (“RMB”). For Kuayu, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”). The Company uses the US Dollar for financial reporting purposes. The unaudited consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2013		December 31, 2012		March 31, 2012
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’ equity, as of periods end	0.1592	0.1288	0.1583	0.1290	0.1581	N/A
Amounts included in the statements of income and cash flows for the periods	0.1591	0.1289	N/A	N/A	0.1582	0.1288

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three months ended March 31, 2013 and 2012, foreign currency translation adjustments of $84,321 and $43,792, respectively, have been reported as other comprehensive income.

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

The Company follows the guidance set forth by FASB ASC 605-45-45 to assess whether the Company acts as the principal or agent in the transaction. The determination involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of arrangement. Based on the assessment, the Company determined it acts as principal in the transaction and reports revenues on the gross basis.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied as follows:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed HMC660 and is responsible for all specifications.
●	Shenzhen Wonhe has physical loss inventory risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

The only criterion supporting recognition of gross revenue that is not satisfied by the relationship between the Company and its manufacturers is:  entity changes the product or performs part of the service. Moreover, none of the three criteria supporting recognition of net revenue is present in the Company’s sales transactions. For this reason, the Company records gross revenue with respect to sales of Shenzhen Wonhe.

Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising costs were $65,637 and $583 for the three months ended March 31, 2013 and 2012, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

Research and development costs are charged to operations when incurred.  Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $60,288 and $69,326 for the three months ended March 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. The Company considers all accounts receivable at March 31, 2013 and December 31, 2012  to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value. The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances, if any. There were no allowances for inventory as of March 31, 2013 and December 31, 2012.

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

Impairment of Long-lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets.  In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The Company may recognize

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets (continued)

the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. No impairment of long-lived assets was recognized for the periods presented.

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. As of March 31, 2013, $409,867 was transferred from retained earnings to statutory reserve fund.

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions. As of March 31, 2013 and December 31, 2012, the Company does not have any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended March 31, 2013 and 2012.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

3.            RECENTLY ISSUED ACCOUNTING STANDARDS

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

4.            FIXED ASSETS

Fixed assets at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012

Office equipment	$154,547	$153,674
Motor vehicles	214,963	213,748
Leasehold improvements	107,126	106,520

	476,636	473,942
Less: Accumulated depreciation	(143,451)	(123,251)

Fixed assets, net	$333,185	$350,691

Depreciation expense charged to operations for the three months ended March 31, 2013 and 2012 was $19,486 and $19,152, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

5.            INTANGIBLE ASSETS

Intangible assets at March 31, 2013 and December 31, 2012 are summarized as follows:

	March 31, 2013	December 31, 2012

Software	$25,472	$25,328

	25,472	25,328
Less: Accumulated amortization	(2,123)	-

Intangible assets, net	$23,349	$25,328

Software was purchased in December, 2012, and is being amortized over three years, beginning in January, 2013. Amortization expense charged to operations for the three months ended March 31, 2013 and 2012 was $2,123 and $0, respectively.

6.            LEASE OBLIGATIONS

The Company leases its offices in Shenzhen from an unrelated third party at a monthly rental of $14,833 under an operating lease, which expires on February 28, 2019. The Company also leases one apartment at a monthly rental of $1,618, which expires in the second quarter of 2014. The Company had a lease for office space in Beijing at a monthly rent of $712 that expired in September 2012 and was not renewed.

The minimum future rentals under these leases as of March 31, 2013, are as follows:

Year Ending
December 31,	Amount

2013	$143,659
2014	182,852
2015	177,999
2016	177,999
2017	177,999
Thereafter	207,666

$1,068,174

Rent expense for the three months ended March 31, 2013 and 2012 was $44,500 and $44,248, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

7.            RELATED PARTY TRANSACTIONS

On December 16, 2010, the Company entered into a twelve month loan agreement with a third party in the amount of $7,560,000, which matured on December 31, 2011 with interest at 12% per annum. Prepaid interest of $393,120 was received upon signing of the agreement. The loan was guaranteed by Guowang Xinke Venture Capital Investment (Jiangsu) Co., Ltd. (“Guowang Capital”), an entity related to the Company through certain stockholders. The agreement provided for the interest rate to increase to 15% on the amount not repaid by December 31, 2011. In May 2011, Guowang Capital assumed the loan.

At March 31, 2012, the loan was fully repaid. Interest charged by the Company for the three months ended March 31, 2013 and 2012, included in interest income was $0 and $112,067, respectively.

On April 25, 2011, the Company entered into a twelve month non-interest bearing loan agreement with Guowang Capital in the amount of $314,200, due April 27, 2012. The loan was fully paid at March 31, 2012.

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

8.      FAIR VALUE MEASUREMENTS

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

8.             FAIR VALUE MEASUREMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2013 and December 31, 2012, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

9.             INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting. Shenzhen Wonhe received a tax preferential tax treatment from the PRC State Administration of Taxation under which starting from its first profitable year, Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. Payments already made for the tax year ended December 31, 2012 may be applied to future income tax due, contingent upon the PRC State Administration of Taxation’s approval.

The following is a reconciliation of the statutory rate with the effective income tax rate for the three months ended March 31, 2013.  The effective tax rate was the same as statutory tax rate for the three months ended March 31, 2012.

	Tax Provision	Rate of Tax
Tax at statutory rate	$1,083,415	25.00%
VIE tax holiday	(1,078,597)	(24.89%)

Tax at effective tax rate	$4,818	0.11%

The Company’s PRC tax filings for the tax years ended December 31, 2011 and 2010 were examined by the tax authorities in April 2012 and 2011, respectively.  The examinations were completed and resulted in no adjustments.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through March 31, 2013. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

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

11.      MAJOR CUSTOMERS

During the three months ended March 31, 2013, no sales to a single customer exceeded 10% of the Company’s gross revenue. However, the combined sales to five customers accounted for approximately 38% of sales for the three months ended March 31, 2013. Three of these five customers accounted for approximately 49% of accounts receivable as of March 31, 2013.

During the three months ended March 31, 2012, the combined sales to six customers accounted for approximately 79% of sales for the three months ended March 31, 2012. Five of these six accounted for 100% of accounts receivable as of March 31, 2012.

12.           SUBSEQUENT EVENT

On May 2, 2013, the Company sold 14,480,000 shares of common stock to 32 unrelated individuals in a private offering.  The purchase price for the shares was 4.2 Renminbi (approx. $.68) per share, or a total of 60,816,000 Renminbi (approx. $9,912,000).  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.  The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliate Shenzhen Wonhe Technology Co., Ltd. (hereinafter referred to as “Shenzhen Wonhe”).  Shenzhen Wonhe, founded in November 2010, is a high tech enterprise which specializes in research and development and the marketing of high-end business and personal IT products that provide third party application services. Most of our revenues to date have been derived from sales of our Home Media Center 660 (“HMC660”). Our HMC660 is a data storage, management and control center for household equipment, and a central processing center which uses remote wireless technology to allow a user to control various devices while at home or remotely when away from home. HMC660 provides a software platform that has the functional characteristics of both a family security device and a direct TV receiver, with the ability to access TV and video on demand, as well as to function as a game console and storage facility for family and business information.

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

Corporate Structure

Wonhe High-Tech International, Inc. is a Nevada corporation that was, until June 30, 2011, a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On June 30, 2011, Wonhe High-Tech International disposed of its prior business operations and became a shell company.  Then on June 27, 2012 Wonhe High-Tech International acquired ownership of World Win International Holding Ltd. (BVI), a holding company organized in the British Virgin Islands (“World Win”).  World Win, in turn, is the owner of Kuayi International Holding Group, Ltd. (Hong Kong), an entity organized in Hong Kong that, in April 2012, acquired ownership of Shengshihe Management Consulting (Shenzhen) Co., Ltd. (“Shengshihe Consulting”).  The only business of Shengshihe Consulting is to provide management services to Shenzhen Wonhe pursuant to the VIE Agreements described below.

Accounting for Variable Interest Entity

On May 30, 2012, Shengshihe Consulting and Shenzhen Wonhe and its shareholders Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

(1)
Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe.  In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is requied to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month ($7,942).  The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe.  The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the three-month periods ended March 31, 2013 and 2012, and the percentage change between comparable numbers recorded in 2013 and 2012.

	Three Months Ended March 31		Percentage
	2013	2012	Change
Sales	$9,617,400	$3,354,356	187%
Gross Profit	4,694,987	1,639,375	186%
Operating Income	4,333,658	1,193,868	263%
Other Income	--	112,067	(100%)
Net income attributable to common stockholders	$4,113,121	$979,451	320%

Sales. At the end of 2011, our major product, HMC660, passed the stability test administered by Shenzhen Yitong Testing Technology Co., Ltd., an independent entity authorized by the government to perform such tests.  The stability test, which was developed by the regulatory board of the electronics industry, is a test to examine product hardware operation, heat dissipation and chip stability to ensure the product is qualified to operate smoothly under normal conditions. The stability test was the final requirement before our product could be launched to the market. We started sales of our HMC 660 products in December 2011 and the first quarter of 2012 was our first profitable quarter. Since then, sales have increased in every quarter.

During 2011 we had twelve full-time employees involved in developing a market for HMC660.  They introduced the product to electronics distribution companies throughout China and established cooperative sales relationships with several of them.  When we initiated sales at the end of 2011, we engaged an advertising company at a monthly cost of $31,820 to generate publicity about the HMC660.  This program caused demand for the product to rise quickly, which contributed to the rapid growth of sales.  For the three months ended March 31, 2013, sales of $9,617,400 represented 20,481 units sold with a unit price of around $470. For the three months ended March 31, 2012, sales of $3,354,356 represented 7,184 units of HMC 660 sold at the same price in RMB.

For the future, we expect sales of the HMC660 to be enhanced by the improvements we are building into the second generation product based on customer feedback during 2012.  We also expect sales of any new products that we introduce will be facilitated by our utilization of a now-established marketing network.

Gross Profit.  All the products sold in the three months ended March 31, 2013 were manufactured by our two main contractors at a cost per unit of $239. Since we have no significant direct costs of goods sold other than our payment to our manufacturers, this arrangement yielded a gross profit margin of 49% on sales in the three months ended March 31, 2013.  In the three months ended March 31, 2012, the manufacture and sale of 7,184 units yielded the same gross margin of 49%.  We expect that our gross profit on the HMC660 will remain stable in the near term. Our Company’s overall gross profit, however, will be affected in the future by our introduction to market of new products.

Income from Operations.  Our operating expenses for the three months ended March 31, 2013 decreased to $361,329 from $445,507 for the three months ended March 31, 2012.   The components of our operating expenses were:

●
Research and development expenses.  Research and development expenses are primarily comprised of salaries for R&D employees and materials used for research and development. In both the first quarter of 2012 and the first quarter of 2013 the attention of our staff has been focused on the rapid expansion of the market for the HMC660, as a result of which our research and development expenses have been modest: $60,288 for the three months ended March 31, 2013 and $69,326 for the three months ended March 31, 2012. We expect research and development expenses will grow into the near future, as we work to bring our  pipeline products closer to their market launch.

●
Selling and Marketing Expenses.  Selling and marketing expenses were primarily comprised of salaries, insurance, travelling expenses and marketing promotion. Because we pre-marketed the HMC660 extensively, we are now able to increase sales almost three-fold quarter-to-quarter while seeing selling and marketing expenses decrease by 4% to $81,976 for the three months ended March 31, 2013 from $85,125 for the three months ended March 31, 2012.

●
General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of administrative employees’ salaries, insurance, rent and other expenses incurred for G&A functions. G&A expenses decreased to $219,065 for the three months ended March 31, 2013 from $291,056 for the three months ended March 31, 2012, representing a 25% decrease. The decrease occurred primarily because we used less professional services in China during the three months ended March 31, 2013.

After deducting these operating expenses, for the three months ended March 31, 2013 we realized operating income of $4,333,658, an increase of $3,193,790 or 263% from the operating income of $1,193,868 that we recorded in the first quarter of 2012.

Other Income.  In 2010, while we were still developing our flagship product, the cash we deposited into Shenzhen Wonhe was idling.  To achieve a favorable return on equity, we loaned the greater portion of our cash reserves to an unrelated third party and received a loan guarantee from Guowang Capital, which was controlled by some of our related parties.  The loan yielded 12% per annum interest, which increased to 15% in 2012.  The loan was repaid in full by Guowang Capital in March 2012.  Primarily because of that loan, we recorded interest income of $112,067 as other income for the three months ended March 31, 2012. For the three months ended March 31, 2013, we didn’t realize any such income.

Provision for Income Taxes.  The corporate income tax rate in China is 25%, and that was our effective tax rate in 2012 when we recorded a provision for taxes of $326,484 on pre-tax income of $1,305,935.  Beginning in 2013, however, our operating entity has received a tax preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe will be  entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. As a result, for the recent quarter, our provision for income taxes was only $4,818.

Net Income. We reported net income of $4,328,840 and $979,451 for the three months ended March 31, 2013 and 2012, respectively.  The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a “non-controlling interest” of $215,719 before recognizing net income attributable to the common shareholders on our Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2013.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three months ended March 31, 2013 and 2012 was $4,113,121 ($.17 per share) and $979,451 ($.05 per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2013 and 2012, foreign currency translation adjustments of $84,321 and $43,792 have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  As a result, at March 31, 2013, we had no debt, and ourworking capitaltotaled $17,796,892, an increase of $3,934,004 since December 31, 2012.

In addition to cash and cash equivalents of $12,925,136, primarily consisting of cash on hand and demand deposits, our working capital primarily consisted of $3,077,534 in accounts receivable and $1,891,376 in advances to suppliers.  We consider both of these assets to be liquid: at March 31, 2013 only a nominal portion of our accounts receivable were aged more than thirty days; and the amount prepaid to our outsourced manufacturers was only slightly more  than our cost of goods for the three months ended March 31, 2013.

Because we outsource almost all of our manufacturing operations, our cash flows can be dedicated to working capital.  Accordingly, despite the rapid growth of our business, we stayed current with our vendors - only $14,418 in accounts payable at March 31, 2013, and utilized the cash generated by sales to fund the purchases needed for future sales.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Net cash provided by (used in) operating activities	$7,612,106	$(4,739,173)
Net cash provided by (used in) investing activities	-	(2,183)
Net cash provided by (used in) financing activities	15,000	4,929,671
Effects of Exchange Rate Change in Cash	82,292	39,486
Net Change in Cash and Cash Equivalents	7,709,398	227,801
Cash and Cash Equivalent at Beginning of the Period	5,215,738	76,084
Cash and Cash Equivalent at End of the Period	$12,925,136	$303,885

Operating activities

Our operations provided $7,612,106 in cash during the three months ended March 31, 2013.  This substantially exceeded our net profit of $4,328,840, because during the quarter we amortized amounts we had prepaid to our manufacturers and decreased the balance of our advances to suppliers by $3,391,336. In contrast, during  the three months ended March 31, 2012, our operations generated a net profit of $979,451 but used $4,739,173 in cash because we increased our  advance to suppliers balance by $3,764,061 and increased our accounts receivable by $2,176,756.

Our agreements with our manufacturers require us to prepay for the delivery of units of the HMC660.  In order to assure that units are available for sale when needed, we had $1,891,376 and $5,282,712 prepaid as of March 31, 2013 and December 31, 2012, respectively.

Investing activities

We have relatively low need for capital investment because we outsource all of our manufacturing operations.  Net cash used in investing activities, therefore, was only $0 and $2,183 for the three months ended March 31, 2013 and 2012, respectively.Unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

As noted above, in 2011, when we had a large cash reserve without an immediate purpose, we obtained a high return on cash by loaning the funds to a related party.  For that reason, we recorded $5,093,803 in net cash used in financing activities for the twelve months ended December 31, 2011 and we called for repayment of the loans in 2012, and so recorded $4,929,671 in net cash provided by financing activities for the three months ended March 31, 2012. The net cash provided by financing activities of $15,000 for the three months ended March 31, 2013 represented a loan of dollars from our related parties to allow us to  pay professional fees in the  U.S.

We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months. However, we also require additional cash resources in order to implement our strategy to ramp up our marketing efforts and increase brand awareness.  For this purpose, early in May 2013 we sold 14,480,000 shares of our common stock in a private placement, which added $9,912,000 to our capital.  Depending on the opportunities for growth that may present themselves, we may require additional financing in the future.  We may also use cash to fund acquisitions we decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution to our stockholders. New indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Under PRC regulations, the Company’s operating subsidiary, Shenzhen Wonhe, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits to be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of March 31, 2013 and December 31, 2012, an aggregate amount of $1,010,711 and $600,844 respectively have been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2013.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2	Unregistered Sale of Securities and Use of Proceeds
(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of equity securities during the first quarter of fiscal 2013.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2013.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not Applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: May 15, 2013	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Chahua Yuan
Chahua Yuan, Chief Financial Officer, Chief Accounting Officer