Form 10-Q
period 2013-06-30
Wonhe High-Tech International, Inc.
filed 2013-08-19
CIK 1434388

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

August 19, 2013 Common Voting Stock: 38,380,130

WONHE HIGH-TECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED JUNE 30, 2013

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

ASSETS	June 30, 2013	December 31, 2012
	(Unaudited)

Current assets:
Cash	$28,250,704	$5,215,738
Accounts receivable	3,662,408	4,033,576
Inventory	192,665	265,665
Advances to suppliers	676,682	5,282,712
Prepaid expenses	236,511	72,811

Total current assets	33,018,970	14,870,502

Fixed assets	483,822	473,942
Less: accumulated depreciation	(165,407)	(123,251)

Fixed assets, net	318,415	350,691

Other assets:
Intangible assets	21,547	25,328
Other assets – principally security deposits	49,319	53,908
Prepaid income taxes	2,602,910	-

Total other assets	2,673,776	79,236

TOTAL ASSETS	$36,011,161	$15,300,429

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2013	December 31, 2012
	(Unaudited)

Current liabilities:
Accounts payable	$14,538	$14,241
Payroll payable	74,383	36,101
Taxes payable	137,919	793,723
Loans from stockholder	62,172	36,377
Accrued expenses and other payables	154,821	127,172

Total current liabilities	443,833	1,007,614

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 and 23,900,130 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	38,380	23,900
Additional paid-in capital	17,011,131	7,113,611
Statutory reserve fund	1,695,139	600,844
Retained earnings	14,868,120	5,469,214
Other comprehensive income	671,631	373,062

Stockholders’ equity before noncontrolling interests	34,284,401	13,580,631
Noncontrolling interests	1,282,927	712,184

Total stockholders’ equity	35,567,328	14,292,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,011,161	$15,300,429

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S.$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$10,145,618	$5,607,648	$19,763,018	$8,962,004
Cost of sales	(5,192,768)	(2,867,908)	(10,115,181)	(4,582,889)

Gross profit	4,952,850	2,739,740	9,647,837	4,379,115

Operating expenses:
R & D expenses	36,046	82,838	96,334	152,164
Selling and marketing	108,049	81,494	190,025	166,620
General and administrative	163,303	893,455	382,369	1,184,511

Total operating expenses	307,398	1,057,787	668,728	1,503,295

Income from operations	4,645,452	1,681,953	8,979,109	2,875,820

Interest income	-	878	-	112,945

Income before provision for income taxes	4,645,452	1,682,831	8,979,109	2,988,765
(Benefit from) provision for income taxes	(2,069,645)	420,707	(2,064,827)	747,191

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S.$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	6,715,097	1,262,124	11,043,936	2,241,574
Noncontrolling interests	(335,015)	(112,079)	(550,735)	(112,079)

Net income attributable to common stockholders	$6,380,082	$1,150,045	$10,493,201	$2,129,495

Earnings per common share, basic and diluted	$0.19	$0.06	$0.37	$0.11

Weighted average shares outstanding, basic and diluted	33,447,383	19,337,888	28,700,130	19,233,009

Comprehensive income:
Net income before noncontrolling interests	$6,715,097	$1,262,124	$11,043,936	$2,241,574
Foreign currency translation adjustment	234,257	6,780	318,577	50,572

Comprehensive income	6,949,354	1,268,904	11,362,513	2,292,146

Comprehensive income attributable to noncontrolling interests	350,839	114,592	570,743	114,592

Comprehensive income attributable to common stockholders	$6,598,515	$1,154,312	$10,791,770	$2,177,554

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2012	$23,900	$7,113,611	$5,469,214	$600,844	$712,184	$373,062	$14,292,815
Issuance of common stock	14,480	9,897,520	-	-	-	-	9,912,000
Net income	-	-	10,493,201	-	550,735	-	11,043,936
Appropriation of statutory reserves	-	-	(1,094,295)	1,094,295	-	-	-
Other comprehensive income	-	-	-	-	20,008	298,569	318,577

Balance, March 31, 2013	$38,380	$17,011,131	$14,868,120	$1,695,139	$1,282,927	$671,631	$35,567,328

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S.$)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income	$11,043,936	$2,241,574
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	43,489	38,536
Deferred income taxes	-	294,488
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	375,757	(1,815,241)
Decrease in interest receivable	-	307,697
Decrease (increase) in inventory	73,000	(118,268)
Decrease (increase) in advances to suppliers	4,606,030	(1,923,012)
(Increase) in prepaid expenses	(163,700)	(277,840)
(Increase) in prepaid income taxes	(2,602,910)	-
Increase in accounts payable	297	8,822
Increase(decrease) in payroll payable	38,282	(712)
(Decrease) increase in taxes payable	(655,804)	499,067
Increase (decrease) in accrued expenses and other payables	27,649	(69,575)
(Decrease) in advances from customers	-	(87,340)

Net cash provided by (used in) operating activities	12,786,026	(901,804)

Cash flows from investing activities:
Purchase of fixed assets	-	(7,779)
Loans to related parties	-	(79,050)
Cash received upon reverse merger	-	40,901
Repayment from related party	-	5,291,544

Net cash provided by investing activities	-	5,245,616

Cash flows from financing activities:
Stockholder loans	25,537	-
Proceeds from issuance of common stock	9,912,000	-

Net cash provided by financing activities	9,937,537	-

Effect of exchange rate changes on cash	311,403	12,530

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (IN U.S.$)

	Six Months Ended June 30,
	2013	2012

Net increase in cash	23,034,966	4,356,342
Cash, beginning	5,215,738	76,084

Cash, ending	$28,250,704	$4,432,426

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,161,532	$18,734

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

As a result of the acquisition, the Company’s consolidated subsidiaries include World Win, the Company’s wholly-owned subsidiary, which is incorporated under the laws of the British Virgin Island (“BVI”), Kuayu International Holdings Group Limited (Hong Kong), or “Kuayu”, a wholly-owned subsidiary of World Win which is incorporated under the laws of Hong Kong,  Shengshihe Management Consulting (Shenzhen) Co., Ltd., or “Shengshihe Consulting”, a wholly-owned subsidiary of Kuayu which is incorporated under the laws of the People’s Republic of China (“PRC”).  The Company also consolidates the financial condition and results of operations of Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe”, a limited liability company incorporated under the laws of the PRC which is effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements. Shenzhen Wonhe is considered a variable interest entity (“VIE”) of Shengshihe Consulting.

Shenzhen Wonhe Technology Co., Ltd. is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000.  It specializes in the research and development, outsourced-manufacturing and trade of hi-tech products based on x86 (instruction set architecture based on Intel 8086 CPU and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).  The product we currently offer to market is the Home Media Center (HMC).  The Company is located in Shenzhen, Guangdong Province, China.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.	ORGANIZATION (continued)

On May 30, 2012, Shenzhen Wonhe entered into (i) an Exclusive Technical Service and Business Consulting Agreement; (ii) a Proxy Agreement, (iii) Share Pledge Agreement, (iv) Call Option Agreement with Shengshihe Consulting.  The foregoing agreements are collectively referred to as the “Management and Control Agreements.”

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting an amount equal to 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $8,005 (RMB 50,000) each month.  The agreement has an unlimited term and can only be terminated upon written agreement of both parties.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

1.           ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The unaudited consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe.  All significant intercompany accounts and transaction have been eliminated in consolidation when applicable.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The unaudited interim consolidated financial statements of the Company as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

ASSETS	June 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$28,154,392	$5,159,917
Accounts receivable	3,662,408	4,033,576
Inventory	192,665	265,665
Advances to suppliers	676,682	5,282,712
Prepaid expenses	236,511	72,811

Total current assets	32,922,658	14,814,681

Fixed assets	483,822	473,942
Less: accumulated depreciation	(165,407)	(123,251)

Fixed assets, net	318,415	350,691

Other assets:
Intangible assets	21,547	25,328
Other assets – principally security deposits	49,319	53,908
Prepaid income taxes	2,602,910	-

Total other assets	2,673,776	79,236

TOTAL ASSETS	$35,914,849	$15,244,608

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES

Current liabilities:
Accounts payable	$14,538	$14,241
Payable to WFOE(1)	17,312,238	6,848,259
Payroll payable	72,896	34,645
Taxes Payable	117,357	783,212
Payable for sales of common stocks(2)	9,862,826	-
Loans from stockholder	25,537	-
Accrued expenses and other payables	198,138	168,838

Total current liabilities	27,603,530	7,849,195

TOTAL LIABILITIES	$27,603,530	$7,849,195

(1)
Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income.  Monthly payments for the three and six months ended June 30, 2013 of RMB 50,000 (approximately US$8,005) were paid in full as of June 30, 2013.

(2)
Payable for issuance of common stock represents the proceeds received by Shenzhen Wonhe for the 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (approximately total US$9,800,000).

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)	(In U.S. $)	(In U.S. $)

Sales	$10,145,618	$5,607,648	$19,763,018	$8,962,004
Net income(3)	6,700,328	1,262,124	11,014,716	2,241,575

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)

Net cash provided by (used in) operating activities	$22,576,240	$(901,804)
Net cash provided by investing activities	-	5,204,715
Net cash provided by financing activities	25,537	-
Effect of exchange rate changes on cash	392,698	12,530

Net increase in cash	$22,994,475	$4,315,441

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2013		December 31, 2012		June 30,2012
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’equity, as of periods end	0.1616	0.1289	0.1583	0.1290	N/A	N/A
Amounts included in the statements of income and cash flows for the periods	0.1601	0.1289	N/A	N/A	0.1581	0.1288

Foreign currency translation adjustments of $218,433 and $4,267 for the three months ended June 30, 2013 and 2012, respectively, and $298,569 and $48,059 for the six months then ended, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes”, the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Revenue and Cost Recognition

The Company receives revenue from sales of electronic products. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605).  Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured.  Finished goods are delivered from outsourced manufacturers to the Company.  Revenue is recognized when the title to the products has been passed to customers, which is the date the products are picked up by the customers at the Company’s location or delivered to the designated locations by Company employees and accepted by the customers and the previously discussed requirements are met.  The customers’ acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form.  The Company does not provide the customers with the right of return. A 36-month warranty is offered to customers for exchange or repair of defective products, the cost of which is substantially covered by the outsourced manufacturers’ warranty policies as specified in the contract between the Company and outsourced manufacturers.  As a result, the Company does not recognize a warranty liability.  Payments received before all of the relevant criteria for revenue recognition are met are recorded as advances from customers.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied as follows:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed HMC660 and is responsible for all specifications.
●	Shenzhen Wonhe has physical loss inventory risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers

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

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs were $96,473 and $63,240, respectively, and $162,109 and $63,823, respectively, for the three and six months ended June 30, 2013 and 2012.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Research and development costs are charged to operations when incurred.  Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established.  Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $36,046 and $82,838, respectively, and $96,334 and $152,164, respectively, for the three and six months ended June 30, 2013 and 2012.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at June 30, 2013 and December 31, 2012 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value.  The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of June 30, 2013 and December 31, 2012.

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
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.  As of June 30, 2013, $1,695,139 was transferred from retained earnings to the statutory reserve fund.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of June 30, 2013 and December 31, 2012, the Company does not have any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2013 and 2012.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.  On May 10, 2013, Shenzhen Wonhe was granted a tax preferential treatment from the PRC State Administration of Taxation under which starting from its first profitable year, Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate.  Payments already made of approximately $2,600,000 (RMB 16,107,000) will be applied to future income tax due and are shown as prepaid income taxes as of June 30, 2013.  These prior payments have been shown as a benefit from income taxes in the consolidated statements of income and other comprehensive income for the three and six months ended June 30, 2013.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI.  According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Hong Kong

Kuayu International is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non Hong Kong source income.

Noncontrolling Interests

The Company evaluated and determined that under the VIE agreements as disclosed in Note 1, it is deemed to be the primary beneficiary of Shenzhen Wonhe.  The noncontrolling interest, representing 5% of the net assets in Shenzhen Wonhe not attributable directly or indirectly to the Company, is measured at its carrying value in the equity section of the consolidated balance sheets.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

3.             RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In February 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this pronouncement did not have a material effect on the Company’s consolidated financial statements.

4.        FIXED ASSETS

Fixed assets at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012

Office equipment	$156,877	$153,674
Motor vehicles	218,204	213,748
Leasehold improvements	108,741	106,520

	483,822	473,942
Less: Accumulated depreciation	(165,407)	(123,251)

Fixed assets, net	$318,415	$350,691

Depreciation expense charged to operations for the three months ended June 30, 2013 and 2012 was $19,732 and $19,384, respectively.  Depreciation expense charged to operations for the six months ended June 30, 2013 and 2012 was $39,220 and $38,536, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

5.        INTANGIBLE ASSETS

Intangible assets at June 30, 2013 and December 31, 2012 are summarized as follows:

	June 30, 2013	December 31, 2012

Software	$25,856	$25,328

	25,856	25,328
Less: Accumulated amortization	(4,309)	-

Intangible assets, net	$21,547	$25,328

Software was purchased in December, 2012, and is being amortized over three years, beginning January 2013.  Amortization expense charged to operations for the three months ended June 30, 2013 and 2012 was $2,148 and $0, respectively.  Amortization expense charged to operations for the six months ended June 30, 2013 and 2012 was $4,269 and $0, respectively.

6.        LEASE OBLIGATIONS

The Company leases its offices in Shenzhen from an unrelated third party at a monthly rental of $14,926 under an operating lease, which expires on February 28, 2019.  The Company also leases one apartment at a monthly rental of $1,628, which expires in the second quarter of 2014.  The Company had a lease for office space in Beijing at a monthly rent of $716 that expired in September 2012 and was not renewed.

The minimum future rentals under these leases as of June 30, 2013 are as follows:

Year Ending
December 31,	Amount

2013	$96,375
2014	184,001
2015	179,118
2016	179,118
2017	179,118
Thereafter	253,751

$1,071,481

Rent expense for the three months ended June 30, 2013 and 2012 was $45,059 and $44,192, respectively.  Rent expense for the six months ended June 30, 2013 and 2012 was $89,559 and $88,440, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

At March 31, 2012, the loan was fully repaid.  Interest charged by the Company for the three months ended June 30, 2013 and 2012, included in interest income was $0 and $112,067, respectively.

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

Loans from stockholder are non-interest bearing and are due on demand.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

8.      FAIR VALUE MEASUREMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of June 30, 2013 and December 31, 2012, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

9.        INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consisted of the following for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$(2,069,645)	$420,707	$(2,064,827)	$452,703
Deferred	-	-	-	294,488

	$(2,069,645)	$420,707	$(2,064,827)	$747,191

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

9.        INCOME TAXES (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and six months ended June 30, 2013.  The effective tax rate was the same as the statutory tax rate for the three and six months ended June 30, 2012.

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$1,161,363	25%	$2,244,778	25%
VIE tax holiday	(3,231,008)	(70%)	(4,309,605)	(48%)

Tax at effective tax rate	$(2,069,645)	(45%)	$(2,064,827)	(23%)

The Company’s PRC tax filings for the tax years ended December 31, 2012, 2011 and 2010 were examined by the tax authorities in April 2013, 2012 and 2011, respectively.  The examinations were completed and resulted in no adjustments.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through June 30, 2013.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

10.     ISSUANCE OF COMMON STOCK

On May 2, 2013, the Company sold 14,480,000 shares of common stock to 32 unrelated individuals in a private offering.  The purchase price for the shares was RMB 4.2 (approximately $0.68) per share, or a total of RMB 60,816,000 (approximately $9,800,000).  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.  The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the PRC.

11.     CONTINGENCIES

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in banks located in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

11.          CONTINGENCIES (continued)

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

12.     MAJOR CUSTOMERS

Two customers accounted for 33% and 25% of total sales during the three months and six months ended June 30, 2013, respectively.  Four major customers accounted for 51% and 43% of sales for the three months and six months ended June 30, 2012, respectively.

The Company had four customers which accounted for 51% and 43% of sales for the three and six months ended June 30, 2012, respectively.  The same four customers accounted for 80% of accounts receivable as of June 30, 2012.

As of June 30, 2013, five major customers accounted for 92% of accounts receivable.  At December 31, 2012, four major customers accounted for 52% of accounts receivable.

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

Corporate Structure

Wonhe High-Tech International, Inc. is a Nevada corporation that was, until June 30, 2011, a specialty retailer, developer, and designer of fashionable, value-priced women’s apparel and accessories. On June 30, 2011, Wonhe High-Tech International disposed of its prior business operations and became a shell company.  Then on June 27, 2012 Wonhe High-Tech International acquired ownership of World Win International Holding Ltd. (BVI), a holding company organized in the British Virgin Islands (“World Win”).  World Win, in turn, is the owner of Kuayu International Holding Group, Ltd. (Hong Kong), an entity organized in Hong Kong that, in April 2012, acquired ownership of Shengshihe Management Consulting (Shenzhen) Co., Ltd. (“Shengshihe Consulting”).  The only business of Shengshihe Consulting is to provide management services to Shenzhen Wonhe pursuant to the VIE Agreements described below.

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

(1)
Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe.  In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is required to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month ($8,005).  The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe.  The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the three and six months ended June 30, 2013 and 2012, and the percentage change between comparable numbers recorded in 2013 and 2012.

	Three Months Ended June 30		Percentage
	2013	2012	Change
Sales	$10,145,618	$5,607,648	81%
Gross Profit	4,952,850	2,739,740	81%
Operating Income	4,645,452	1,681,953	176%
Other Income	--	878	(100%)
Net income attributable to common stockholders	$6,380,082	$1,150,045	455%

	Six Months Ended June 30		Percentage
	2013	2012	Change
Sales	$19,763,018	$8,962,004	121%
Gross Profit	9,647,837	4,379,115	120%
Operating Income	8,979,109	2,875,820	212%
Other Income	--	112,945	(100%)
Net income attributable to common stockholders	$10,493,201	$2,129,495	393%

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

During 2011 we had twelve full-time employees involved in developing a market for HMC660.  They introduced the product to electronics distribution companies throughout China and established cooperative sales relationships with several of them.  When we initiated sales at the end of 2011, we engaged an advertising company at a monthly cost of $31,820 to generate publicity about the HMC660.  This program caused demand for the product to rise quickly, which contributed to the rapid growth of sales.  For the three and six months ended June 30, 2013, sales of $10,145,618 and $19,763,018 represented 21,343 and 41,824 units sold respectively with a unit price of around $470. For the three and six months ended June 30, 2012, sales of $5,607,648 and $8,962,004 represented 12,022 and 19,206 units of HMC 660 sold respectively at the same price in RMB.

For the future, we expect sales of the HMC660 to be enhanced by the improvements we are building into the second generation product based on customer feedback during 2012.  We also expect sales of any new products that we introduce will be facilitated by our utilization of a now-established marketing network.

Gross Profit.  All the products sold in the three and six months ended June 30, 2013 were manufactured by our two main contractors at a cost per unit of $240. Since we have no significant direct costs of goods sold other than our payment to our manufacturers, this arrangement yielded a gross profit margin of 49% on sales in the three and six months ended June 30, 2013.  In the three and six months ended June 30, 2012, the manufacture and sale of 12,022 and 19,206 units yielded the same gross margin of 49%.  We expect that our gross profit on the HMC660 will remain stable in the near term. Our Company’s overall gross profit, however, will be affected in the future by our introduction to market of new products.

Income from Operations.  Our operating expenses for the three and six months ended June 30, 2013 decreased to $307,398 from $1,057,787 and $668,728 from $1,503,295, respectively, comparing with the three and six months ended June 30, 2012.   The components of our operating expenses were:

●
Research and development expenses.  Research and development expenses are primarily comprised of salaries for R&D employees and materials used for research and development. In the three and six months ended June 30, 2013, our research and development expenses decreased to $36,046 from $82,838 and to $96,334 from $152,164, respectively, comparing with the three and six months ended June 30, 2012. The reason for the decrease is primarily because we paid more attention on developing and improving the function of HMC 660 in the three months ended June 30, 2012. We expect research and development expenses will grow into the near future, as we work to bring our pipeline of products closer to their market launch.

●
Selling and Marketing Expenses.  Selling and marketing expenses were primarily comprised of salaries, insurance, traveling expenses and marketing promotion. Because we are still marketing the HMC660 extensively, we were able to increase sales almost three-fold quarter-to-quarter while seeing selling and marketing expenses increase by 33% to $108,049 and 14% to $190,025, respectively, for the three and six months ended June 30, 2013 from $81,494 and $166,620 for the three and six months ended June 30, 2012, respectively.

●
General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of administrative employees’ salaries, insurance, rent and other expenses incurred for G&A functions. G&A expenses decreased to $163,303 and $382,369, respectively, for the three and six months ended June 30, 2013 from $893,455 and $1,184,511, respectively, for the three and six months ended June 30, 2012, representing an 82% and 68% decrease, respectively. The decrease occurred primarily because we prepared for our common stock to be traded in the United States; more expenses were incurred for attorneys, auditors and financial advisors for the three and six months ended June 30, 2012.

General and administrative expenses in the future will be affected by the need to increase our employee count as we expand, with the resulting increase in compensation expenses. Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that we pay a percentage of employee salaries into the specified plans:

Regulation	Plan	% of Salary
Shenzhen Special Economic Zone Social Retirement Insurance Regulations	Pension	13%
Shenzhen Work-Related Injury Insurance Regulations	Workers Comp.	0.4%
Guangdong Unemployment Insurance Regulations	Unemployment	2%
Housing Provident Fund Management Regulations	Housing	5%
Shenzhen Social Medical Insurance Measures	Medical	6.5% or 0.6%*
Guangdong Employees Maternity Insurance	Maternity	0.5% or 0.2%*

*   Depending on their position in the company, employees receive either hospitalization medical and maternity insurance or comprehensive medical and maternity insurance, which is a lower premium.

Because our contributions are proportionate to salaries paid, as expansion of our business causes an increase in our staff, our contributions to these welfare funds will likewise increase.  In addition, labor rates in China have increased significantly in recent years and can be expected to continue to increase.  Any such increases will in turn cause an increase in the amount we pay to employee welfare plans.

After deducting these operating expenses, for the three and six months ended June 30, 2013 we realized operating income of $4,645,452 and $8,979,109, respectively, an increase of $2,963,499 or 176% and $6,103,289 or 212%, respectively, from the operating income of $1,681,953 and $2,875,820 that we recorded in the three and six months ended June 30, 2012, respectively.

Other Income.  In 2010, while we were still developing our flagship product, the cash we deposited into Shenzhen Wonhe was idling.  To achieve a favorable return on equity, we loaned the greater portion of our cash reserves to an unrelated third party and received a loan guarantee from Guowang Capital, which was controlled by some of our related parties.  The loan yielded 12% per annum interest, which increased to 15% in 2012.  The loan was repaid in full by Guowang Capital in March 2012.  Primarily because of that loan, we recorded interest income of $878 and $112,945 as other income for the three and six months ended June 30, 2012. For the three and six months ended June 30, 2013, we didn’t realize any such income.

Provision for Income Taxes.  The corporate income tax rate in China is 25%, and that was our effective tax rate in 2012 when we recorded a provision for taxes of $2,355,125 on pre-tax income of $7,240,206.  Beginning in 2013, however, our operating entity has received a preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe will be entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by local tax bureau that the income tax paid as of the date of notification of RMB 16,107,114 ($2,578,749) could be offset our future income tax after the tax exemption period. As a result, a tax benefit of $2,069,645 and $2,064,827 were recorded for the three and six months ended June 30, 2013.

Net Income. We reported net income of $6,715,097 and $1,262,124, respectively, and $11,043,936 and $2,241,574, respectively, for the three and six months ended June 30, 2013 and 2012.  The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a “non-controlling interest” of $335,015 and $550,735 before recognizing net income attributable to the common shareholders on our Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2013.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the three and six months ended June 30, 2013 and 2012 was $6,380,082($.19 per share) and $1,150,045 ($.06 per share), and $10,493,201 ($.37 per share) and $2,129,495 ($.11 per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended June 30, 2013 and 2012, foreign currency translation adjustments of $234,257 and $6,780, and $318,577 and $50,572, respectively,  have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, equity contributions by our shareholders and a private placement.  As a result, at June 30, 2013, we had no debt, and ourworking capitaltotaled $32,575,137, an increase of $18,712,249 since December 31, 2012.

In addition to cash and cash equivalents of $28,250,704, primarily consisting of cash on hand and demand deposits, our working capital primarily consisted of $3,662,408 in accounts receivable and $676,682 in advances to suppliers.  We consider both of these assets to be liquid: at June 30, 2013 only a nominal portion of our accounts receivable were aged more than thirty days; and the amount prepaid to our outsourced manufacturers was much lower than our cost of goods for the six months ended June 30, 2013.

Because we outsource almost all of our manufacturing operations, our cash flows can be dedicated to working capital.  Accordingly, despite the rapid growth of our business, we stayed current with our vendors - only $14,538 in accounts payable at June 30, 2013, and utilized the cash generated by sales to fund the purchases needed for future sales.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net cash provided by (used in) operating activities	$12,786,026	$(901,804)
Net cash provided by (used in) investing activities	-	5,245,616
Net cash provided by (used in) financing activities	9,937,537	-
Effects of Exchange Rate Change in Cash	311,403	12,530
Net Change in Cash and Cash Equivalents	23,034,966	4,356,342
Cash and Cash Equivalent at Beginning of the Period	5,215,738	76,084
Cash and Cash Equivalent at End of the Period	$28,250,704	$4,432,426

Operating activities

Our operations provided $12,786,026 in cash during the six months ended June 30, 2013.  This slightly exceeded our net profit of $11,043,936, because during this period we recognized amounts we had prepaid to our manufacturers and decreased the balance of our advances to suppliers by $4,606,030. At the same time, our prepaid income tax increased by $2,602,910 due to the tax exemption benefit. In contrast, during the six months ended June 30, 2012, our operations generated a net profit of $2,241,574 but used $901,804 in cash because we increased our advances to suppliers balance by $1,923,012 and our accounts receivable increased by $1,815,241.

Our agreements with our manufacturers require us to prepay for the delivery of units of the HMC660.  In order to assure that units are available for sale when needed, we had $676,682 and $5,282,712 prepaid to our suppliers as of June 30, 2013 and December 31, 2012, respectively.

Investing activities

We have relatively low need for capital investment because we outsource all of our manufacturing operations.  There were no investing cash flows, therefore, during the six months ended June 30, 2013. As noted above, in 2011, when we had a large cash reserve without an immediate purpose, we obtained a high return on cash by loaning the funds to a related party.  For that reason, we recorded $5,093,803 in net cash used in financing activities for the twelve months ended December 31, 2011 and we called for repayment of the loans in 2012, and so recorded $5,291,544 in net cash provided by financing activities for the six months ended June 30, 2012. Unless we expand our business activities in the future, investing activities will involve similarly insignificant amounts of cash.

Financing activities

The net cash provided by financing activities of $9,937,537 for the six months ended June 30, 2013 represented a loan of U.S dollars at $25,537 from our related parties to allow us to pay professional fees in the U.S and $9,912,000 from a private placement in which we sold 14,480,000 common shares at $0.68 per share on May 2, 2013.

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

Under PRC regulations, the Company’s operating subsidiary, Shenzhen Wonhe, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of June 30, 2013 and December 31, 2012, an aggregate amount of $1,695,139 and $600,844 respectively have been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have or will have a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2013.

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

(a) Unregistered sales of equity securities

On May 2, 2013 the Company sold 14,480,000 shares of common stock to 32 unrelated individuals in a private offering.  The purchase price for the shares was 4.2 Renminbi (approx. $.68) per share, or a total of 60,816,000 Renminbi (approx. $9,800,000).  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.  The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2013.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

31.1	Rule 13a-14(a) Certification - CEO
31.2	Rule 13a-14(a) Certification - CFO
32	Rule 13a-14(b) Certification

101.INS	XBRL Instance
101.SCH	XBRL Schema XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: August 19, 2013	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Chahua Yuan
Chahua Yuan, Chief Financial Officer, Chief Accounting Officer

*      *       *      *       *