Form 10-Q
period 2013-09-30
Wonhe High-Tech International, Inc.
filed 2013-11-18
CIK 1434388

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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

November 15, 2013
Common Voting Stock: 38,380,130

WONHE HIGH-TECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2013

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash	$34,103,698	$5,215,738
Accounts receivable	594,046	4,033,576
Inventory	189,711	265,665
Advances to suppliers	178,947	5,282,712
Prepaid expenses	140,415	72,811

Total current assets	35,206,817	14,870,502

Fixed assets	486,816	473,942
Less: accumulated depreciation	(186,733)	(123,251)

Fixed assets, net	300,083	350,691

Other assets:
Intangible assets	19,512	25,328
Other assets – principally security deposits	48,967	53,908
Prepaid income taxes	2,619,017	-

Total other assets	2,687,496	79,236

TOTAL ASSETS	$38,194,396	$15,300,429

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2013	December 31, 2012
	(Unaudited)

Current liabilities:
Accounts payable	$14,627	$14,241
Payroll payable	29,547	36,101
Taxes payable	46,680	793,723
Loans from stockholder	77,738	36,377
Accrued expenses and other payables	164,414	127,172

Total current liabilities	333,006	1,007,614

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 and 23,900,130 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	38,380	23,900
Additional paid-in capital	17,011,131	7,113,611
Statutory reserve fund	1,892,563	600,844
Retained earnings	16,657,629	5,469,214
Other comprehensive income	867,869	373,062
Stockholders’ equity before noncontrolling interests	36,467,572	13,580,631
Noncontrolling interests	1,393,818	712,184

Total stockholders’ equity	37,861,390	14,292,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,194,396	$15,300,429

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (IN U.S.$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$4,896,263	$6,739,797	$24,659,281	$15,701,801
Cost of sales	(2,506,107)	(3,449,590)	(12,621,288)	(8,032,479)

Gross profit	2,390,156	3,290,207	12,037,993	7,669,322

Operating expenses:
R & D expenses	32,243	62,170	128,577	214,334
Selling and marketing	109,681	116,481	299,706	283,101
General and administrative	160,432	273,174	542,800	1,457,685

Total operating expenses	302,356	451,825	971,083	1,955,120

Income from operations	2,087,800	2,838,382	11,066,910	5,714,202

Interest income	-	-	-	112,874

Income before provision for income taxes	2,087,800	2,838,382	11,066,910	5,827,076
(Benefit from) provision for income taxes	(2,946)	709,578	(2,067,773)	1,456,769

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (IN U.S.$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	2,090,746	2,128,804	13,134,683	4,370,307
Noncontrolling interests	(103,813)	(105,252)	(654,549)	(217,330)

Net income attributable to common stockholders	$1,986,933	$2,023,552	$12,480,134	$4,152,977

Earnings per common share, basic and diluted	$0.05	$0.08	$0.39	$0.20

Weighted average shares outstanding, basic and diluted	38,380,000	23,900,130	31,962,125	20,800,072

Comprehensive income:
Net income before noncontrolling interests	$2,090,746	$2,128,804	$13,134,683	$4,370,307
Foreign currency translation adjustment	203,315	(17,656)	521,892	32,916

Comprehensive income	2,294,061	2,111,148	13,656,575	4,403,223

Comprehensive income attributable to noncontrolling interests	110,891	104,377	681,634	218,969

Comprehensive income attributable to common stockholders	$2,183,170	$2,006,771	$12,974,941	$4,184,254

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 (UNAUDITED) (IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, December 31, 2012	$23,900	$7,113,611	$5,469,214	$600,844	$712,184	$373,062	$14,292,815
Issuance of common stock	14,480	9,897,520	-	-	-	-	9,912,000
Net income	-	-	12,480,134	-	654,549	-	13,134,683
Appropriation of statutory reserves	-	-	(1,291,719)	1,291,719	-	-	-
Other comprehensive income	-	-	-	-	27,085	494,807	521,892

Balance, September 30, 2013	$38,380	$17,011,131	$16,657,629	$1,892,563	$1,393,818	$867,869	$37,861,390

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (IN U.S.$)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities:
Net income	$13,134,683	$4,370,307
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,860	57,989
Deferred income taxes	-	294,302
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	3,444,471	(2,631,142)
Decrease in interest receivable	-	307,697
Decrease (increase) in inventory	75,954	(132,912)
Decrease (increase) in advances to suppliers	5,103,765	(2,022,960)
(Increase) in prepaid expenses	(67,604)	(190,612)
(Increase) in prepaid income taxes	(2,619,017)	-
Increase in accounts payable	386	391
(Decrease) in payroll payable	(6,554)	(16,371)
(Decrease) increase in taxes payable	(747,043)	583,449
Increase in accrued expenses and other payables	37,242	2,937
(Decrease) in advances from customers	-	(81,559)

Net cash provided by (used in) operating activities	18,422,143	541,516

Cash flows from investing activities:
Purchase of fixed assets	-	(7,779)
Loans to related parties	-	(79,000)
Cash received upon reverse merger	-	40,901
Repayment from related party	-	5,288,197

Net cash provided by investing activities	-	5,242,319

Cash flows from financing activities:
Stockholder loans	40,000	-
Proceeds from sale of common stock	9,912,000	-

Net cash provided by financing activities	9,952,000	-

Effect of exchange rate changes on cash	513,817	(891)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (IN U.S.$)

	Nine Months Ended September 30,
	2013	2012

Net increase in cash	28,887,960	5,782,944
Cash, beginning	5,215,738	76,084

Cash, ending	$34,103,698	$5,859,028

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,165,885	$662,212

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Shenzhen Wonhe Technology Co., Ltd. is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000.  It specializes in the research and development, outsourced-manufacturing and trade of hi-tech products based on x86 (instruction set architecture based on Intel 8086 CPU and ARM 32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).  The product we currently offer to market is the Home Media Center (HMC).  The Company is located in Shenzhen, Guangdong Province, China.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

1.             ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The unaudited consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe.  All significant intercompany accounts and transaction have been eliminated in consolidation when applicable.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

The unaudited interim consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

All of the assets recorded on the balance sheets of the Company, other than cash, are owned by Shenzhen Wonhe. In addition, all of the unrecognized revenue-producing assets of the Company, such as intellectual property and the assembled workforce, are owned by Shenzhen Wonhe.  Likewise, all of the recognized assets of Shenzhen Wonhe are recorded on the Company’s balance sheets, and all of the unrecognized assets of Shenzhen Wonhe are utilized for the benefit of the Company. The following are financial statement amounts and balances of Shenzhen Wonhe that have been included in the accompanying consolidated financial statements.

ASSETS	September 30, 2013	December 31, 2012
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$33,986,597	$5,159,917
Accounts receivable	594,046	4,033,576
Inventory	189,711	265,665
Advances to suppliers	178,947	5,282,712
Prepaid expenses	140,415	72,811

Total current assets	35,089,716	14,814,681

Fixed assets	486,816	473,942
Less: accumulated depreciation	(186,733)	(123,251)

Fixed assets, net	300,083	350,691

Other assets:
Intangible assets	19,512	25,328
Other assets – principally security deposits	48,967	53,908
Prepaid income taxes	2,619,017	-

Total other assets	2,687,496	79,236

TOTAL ASSETS	$38,077,295	$15,244,608

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES

Current liabilities:
Accounts payable	$14,627	$14,241
Payable to WFOE(1)	19,284,685	6,848,259
Payroll payable	28,051	34,645
Taxes Payable	20,346	783,212
Payable for sale of common stocks(2)	9,888,682	-
Loans from stockholder	41,026	-
Accrued expenses and other payables	208,231	168,838

Total current liabilities	29,485,648	7,849,195

TOTAL LIABILITIES	$29,485,648	$7,849,195

(1)
Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income.  Monthly payments for the three and nine months ended September 30, 2013 of RMB 50,000 (approximately US$8,035) were paid in full as of September 30, 2013.

(2)
Payable for sale of common stock represents the proceeds received by Shenzhen Wonhe for the 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (approximately total US$9,800,000).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)	(In U.S. $)	(In U.S. $)

Sales	$4,896,263	$6,741,196	$24,659,281	$15,701,801
Net income(3)	2,076,258	2,105,117	13,090,975	4,346,607

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)

Net cash provided by (used in) operating activities	$28,250,160	$582,229
Net cash provided by investing activities	-	5,201,423
Net cash provided by financing activities	40,000	-
Effect of exchange rate changes on cash	536,520	(732)

Net increase in cash	$28,826,680	$5,782,920

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

The exchange rates used to translate amounts in RMB and HKD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2013		December 31, 2012		September 30, 2012
	RMB	HKD	RMB	HKD	RMB	HKD
Balance sheet items, except for stockholders’equity, as of periods end	0.1626	0.1290	0.1583	0.1290	N/A	N/A
Amounts included in the statements of income and cash flows for the periods	0.1607	0.1289	N/A	N/A	0.1580	0.1289

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

Foreign currency translation adjustments of $203,315 and ($17,656) for the three months ended September 30, 2013 and 2012, respectively, and $521,892 and $32,916 for the nine months then ended, respectively, have been reported as other comprehensive income (loss).  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes”, the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied as follows:

•	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
•	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
•	Shenzhen Wonhe establishes its own pricing for its products.
•	Shenzhen Wonhe has discretion in supplier selection.
•	Shenzhen Wonhe designed HMC660 and is responsible for all specifications.
•	Shenzhen Wonhe has physical loss inventory risk until the product is delivered to the customer.
•	Shenzhen Wonhe has full credit risk for amounts billed to its customers

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

The Company has not offered customers the right of return because the product has performance capabilities that are not rivaled by competitive products.  However, the Company is responsible for replacement or repair of a defective product and such costs will be the responsibility of the outsourced manufacturers.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Research and development costs are charged to operations when incurred.  Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established.  Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $32,243 and $62,170, respectively, and $128,577 and $214,334, respectively, for the three and nine months ended September 30, 2013 and 2012.

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs were $97,028 and $94,740, and $259,137 and $158,583, respectively, for the three and nine months ended September 30, 2013 and 2012.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  The Company considers all accounts receivable at September 30, 2013 and December 31, 2012 to be fully collectible and, therefore, did not provide for an allowance for doubtful accounts. For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value.  The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance, if necessary, for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances, if any.  There were no allowances for inventory as of September 30, 2013 and December 31, 2012.

Advances to Suppliers

Advances to suppliers consist of payments made to suppliers for future deliveries.

Prepaid Expenses

Prepaid expenses primarily consist of prepaid consulting fees for listing on the American stock exchange and an advance to an advertising company.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.  As of September 30, 2013, $1,892,563 was transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with uncertain tax positions.  As of September 30, 2013 and December 31, 2012, the Company does not have any uncertain tax positions.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2013 and 2012.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate.  The tax regulations require that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  The Company had already made payments of approximately $2,600,000 (RMB 16,107,000) on account of 2012 while the local tax bureau reviewed the Company’s financial results and determined that we had realized a profit in 2012.  Since the Company has now been declared exempt from tax with respect to 2012, the payments will be applied to the future income tax due.  The payments have been reflected as prepaid income taxes on our balance sheet as of September 30, 2013 and as a benefit from income taxes in the consolidated statements of income and other comprehensive income for nine months ended September 30, 2013.

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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

4.       FIXED ASSETS

Fixed assets at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012

Office equipment	$157,848	$153,674
Motor vehicles	219,554	213,748
Leasehold improvements	109,414	106,520

	486,816	473,942
Less: Accumulated depreciation	(186,733)	(123,251)

Fixed assets, net	$300,083	$350,691

Depreciation expense charged to operations for the three months ended September 30, 2013 and 2012 was $20,212 and $19,453, respectively.  Depreciation expense charged to operations for the nine months ended September 30, 2013 and 2012 was $59,432 and $57,989, respectively.

5.       INTANGIBLE ASSETS

Intangible assets at September 30, 2013 and December 31, 2012 are summarized as follows:

	September 30, 2013	December 31, 2012

Software	$26,016	$25,328
Less: Accumulated amortization	(6,504)	-

Intangible assets, net	$19,512	$25,328

Software was purchased in December, 2012, and is being amortized over three years, beginning January 2013.  Amortization expense charged to operations for the three months ended September 30, 2013 and 2012 was $2,159 and $0, respectively.  Amortization expense charged to operations for the nine months ended September 30, 2013 and 2012 was $6,428 and $0, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

6.       LEASE OBLIGATIONS

The Company leased its offices in Shenzhen from an unrelated third party at a monthly rental of $15,732 under an operating lease, which was to expire on February 28, 2019.  The Company terminated the lease on September 30, 2013 without paying any penalty.  On September 30, 2013, the Company entered into another lease with an unrelated third party at a monthly rental of $9,538 per month. The new lease expires on August 31, 2014.  The Company also leases one apartment at a monthly rental of $1,628, which expires in the second quarter of 2014.  The Company had a lease for office space in Beijing at a monthly rent of $716 that expired in September 2012 and was not renewed.

The minimum future rentals under these leases as of September 30, 2013 are as follows:

Year Ending
December 31,	Amount

2013	$28,614
2014	76,303

$104,917

Rent expense for the three months ended September 30, 2013 and 2012 was $47,530 and $46,260, respectively.  Rent expense for the nine months ended September 30, 2013 and 2012 was $137,089 and $134,680, respectively.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

7.             RELATED PARTY TRANSACTIONS (Continued)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of September 30, 2013 and December 31, 2012, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

9.        INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consisted of the following for the three and nine months ended September 30, 2013 and 2012:

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$(2,946)	$709,578	$(2,067,773)	$1,162,467
Deferred	-	-	-	294,302

	$(2,946)	$709,578	$(2,067,773)	$1,456,769

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and nine months ended September 30, 2013.  The effective tax rate was the same as the statutory tax rate for the three and nine months ended September 30, 2012.

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$521,950	25%	$2,766,727	25%
VIE tax holiday	(524,896)	(25%)	(4,834,500)	(44%)

Tax at effective tax rate	$(2,946)	(0.14%)	$(2,067,773)	(23%)

The Company’s PRC tax filings for the tax years ended December 31, 2012, 2011 and 2010 were examined by the tax authorities in April 2013, 2012 and 2011, respectively.  The examinations were completed and resulted in no adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

9.       INCOME TAXES (Continued)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012 and for the six months period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through September 30, 2013.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended October 31, 2012 and 2011 and two-month tax period ended December 31, 2012 remain open to examination by the IRS.

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

11.     CONTINGENCIES

As disclosed in Note 9, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information report for the year ended December 31, 2012 concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

12.           CONCENTRATION OF CREDIT RISK

Concentration of Credit Risk

Substantially all of the Company’s bank accounts are in The People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

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

13.           CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

13.           CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS (continued)

Total contribution to employee welfare for the three and nine months ended September 30, 2013 and 2012 were as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Total Contributions	$5,455	5,582	$21,481	$117,751

14.     MAJOR CUSTOMERS

Four customers accounted for 56% and two customers accounted for 22% of total sales during the three months and nine months ended September 30, 2013, respectively.  Two customers accounted for 25% and one customer accounted for 11% of sales for the three months and nine months ended September 30, 2012, respectively.

As of September 30, 2013, seven customers accounted for 100% of accounts receivable.  At December 31, 2012, four customers accounted for 52% of accounts receivable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We conduct our operations through our consolidated affiliate Shenzhen Wonhe Technology Co., Ltd. (hereinafter referred to as “Shenzhen Wonhe”).  Shenzhen Wonhe, founded in November 2010, is a high tech enterprise which specializes in research and development and the marketing of high-end business and personal IT products that provide third party application services. All of our revenue to date has been derived from sales of our Home Media Center 660 (“HMC660”). Our HMC660 is a data storage, management and control center for household equipment, and a central processing center which uses remote wireless technology to allow a user to control various devices while at home or remotely when away from home. HMC660 provides a software platform that has the functional characteristics of both a family security device and a direct TV receiver, with the ability to access TV and video on demand, as well as to function as a game console and storage facility for family and business information.  We sell the HMC660 primarily to electronic products distributors.

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

(1)
Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe.  In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is required to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month ($8,035).  The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe.  The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

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

The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe is to cause the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe is now a variable interest entity.  Since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the three and nine months ended September 30, 2013 and 2012, and the percentage change between comparable numbers recorded in 2013 and 2012.

	Three Months Ended September 30		Percentage
	2013	2012	Increase/(Decrease)
Sales	$4,896,263	$6,739,797	(27	) %
Gross Profit	2,390,156	3,290,207	(27	) %
Operating Income	2,087,800	2,838,382	(26	) %
Net income attributable to common stockholders	$1,986,933	$2,023,552	(2	) %

	Nine Months Ended September 30		Percentage
	2013	2012	Increase/(Decrease)
Sales	$24,659,281	$15,701,801	57%
Gross Profit	12,037,993	7,669,322	57%
Operating Income	11,066,910	5,714,202	94%
Other Income	--	112,874	(100%)
Net income attributable to common stockholders	$12,480,134	$4,152,977	201%

Sales. At the end of 2011, our major product, HMC660, passed the stability test administered by Shenzhen Yitong Testing Technology Co., Ltd., an independent entity authorized by the government to perform such tests.  The stability test, which was developed by the regulatory board of the electronics industry, is a test to examine product hardware operation, heat dissipation and chip stability to ensure the product is qualified to operate properly under normal conditions. The stability test was the final requirement before our product could be launched to the market. We started sales of our HMC 660 products in December 2011 and the first quarter of 2012 was our first profitable quarter.

During 2011 we had twelve full-time employees involved in developing a market for HMC660.  They introduced the product to electronics distribution companies throughout China and established cooperative sales relationships with several of them.  When we initiated sales at the end of 2011, we engaged an advertising company at a monthly cost of $31,820 to generate publicity about the HMC660.  This program caused demand for the product to rise quickly, which contributed to the rapid growth of sales.   For the three and nine months ended September 30, 2012, sales of $6,739,797 and $15,701,801 represented 14,456 and 33,671 units of HMC 660 sold respectively with a unit price of approximately $489.

Sales of the HMC660 continued to grow through the first six months of 2013.  In the third quarter, however, we announced that we were developing the second generation of HMC660. As a result, demand for our first generation product fell significantly.  So sales for the nine months ended September 30, 2013 increased by $8,957,480 compared with sales during the nine months ended September 30, 2012, reaching $24,659,281 (51,991 units).  But sales for the quarter ended September 30, 2013 fell by $1,843,534 compared the sales for the same period in 2012, a decrease rate of 12%, yielding only $4,896,263 (10,167 units).

 We expect that 4th quarter sales will also be weak, as the market awaits the second generation HMC660. For 2014 and beyond, however, we expect sales growth to rebound, as the second generation HMC660 will be enhanced by improvements we have made in response to customer feedback during 2012 and 2013.  And while we have no fixed date for introduction of any other new product, we expect that sales of new products, when they are ready, will be facilitated by our success with the HMC660 and our utilization of a now-established marketing network.

Gross Profit.  All the products sold during the three and nine months ended September 30, 2013 were manufactured by our two main contractors at a cost per unit of $241 and were sold by us at a consistent price in Renminbi that equates to approximately $489. Since we have no significant direct costs of goods sold other than our payment to our manufacturers, this arrangement resulted in a gross profit margin of 49% on sales in the three and nine months ended September 30, 2013.  During the three and nine months ended September 30, 2012, the manufacture and sale of 14,456 and 33,671 units yielded the same gross margin of 49%.

Our agreement with one of the outsourced manufacturers terminated in August 2013, and we did not renew due to the reduction in market demand for our core product. Our agreement with our other manufacturer will continue in effect through December 2013. We believe that if we commit to the same or greater quantity of units for 2014 as we ordered in 2013, that we will be afforded the same pricing by our manufacturer.  But that decision has not been made yet. Nevertheless, we expect that our gross profit on the HMC660 will remain stable at least through the 4th quarter of 2013, and will not change materially in 2014. In the long term, however, our Company’s overall gross profit will be affected by competition and by our introduction to market of new products.

 Income from Operations.  Our operating expenses for the three and nine months ended September 30, 2013 decreased to $302,356 from $451,825 and $971,083 from $1,955,120, respectively, compared with the three and nine months ended September 30, 2012.  The primary reason for the improvement was a significant reduction in our general and administrative expenses.  The components of our operating expenses were:

•
Research and development expenses.  Research and development expenses are primarily comprised of salaries for R&D employees and materials used in research and development. In the three and nine months ended September 30, 2013, our research and development expenses decreased to $32,243 from $62,170 and to $128,577 from $214,334, respectively, compared with the three and nine months ended September 30, 2012. The primary reason for the decrease is that  we paid more attention to developing and improving the function of HMC 660 during the three months ended September 30, 2012. We expect research and development expenses will grow into the near future, as we work to bring our pipeline of products closer to their market launch.

•
Selling and Marketing Expenses.  Selling and marketing expenses were primarily comprised of salaries, insurance, traveling expenses and marketing promotion. Even though our HMC660 sales decreased in the recent quarter, we still expect the second generation HMC660 will gain market share and that our new products will piggy-back on that momentum, so we keep investing in market promotions in order to achieve further growth. Selling and marketing expenses decreased by 6% to $109,681 and increased by 6% to $299,706, respectively, for the three and nine months ended September 30, 2013 from $116,481 and $283,101 for the three and nine months ended September 30, 2012, respectively.

•
General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of administrative employees’ salaries, insurance, rent and other expenses incurred for G&A functions. G&A expenses decreased to $160,432 and $542,800, respectively, for the three and nine months ended September 30, 2013 from $273,174 and $1,457,685, respectively, for the three and nine months ended September 30, 2012, representing a 41% and 63% decrease, respectively. The decrease was primarily because during 2012 we incurred additional expenses for our common stock to be traded in the United States, such as expenses for attorneys, auditors and financial advisors.

General and administrative expenses are affected by changes in employees’ remuneration. Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that we pay a percentage of employee salaries into the specified plans:

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

After deducting these operating expenses, for the three and nine months ended September 30, 2013 we realized operating income of $2,087,800 and $11,066,910, respectively, a decrease of $750,582 or 26% and an increase of $5,352,708 or 94%, respectively, from the operating income of $2,838,382 and $5,714,202 that we reported in the three and nine months ended September 30, 2012, respectively.

Other Income.  In 2010, while we were still developing our flagship product, the cash we deposited into Shenzhen Wonhe was idling.  To achieve a favorable return on equity, we loaned the greater portion of our cash reserves to an unrelated third party and received a loan guarantee from Guowang Capital, which was controlled by some of our related parties.  The loan yielded 12% per annum interest, which increased to 15% in 2012.  The loan was repaid in full by Guowang Capital in March 2012.  Primarily because of that loan, we recorded interest income of $0 and $112,874 as other income for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2013, we didn’t have such income.

 Provision for Income Taxes.  The corporate income tax rate in China is 25%, and that was our effective tax rate in 2012 when we recorded a provision for taxes of $2,355,125 on pre-tax income of $7,240,206.  Beginning in 2013, however, our operating entity has received a preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe will be entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by the local tax bureau that the income tax paid as of the date of notification of RMB 16,107,114 ($2,578,749) could be offset against our future income tax after the tax exemption period. As a result, a tax benefit of $2,946 and $2,067,773 were recorded for the three and nine months ended September 30, 2013.

Net Income. We reported net income of $2,090,746 and $13,134,683, respectively, and $2,128,804 and $4,370,307, respectively, for the three and nine months ended September 30, 2013 and 2012.  The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a “non-controlling interest” of $103,813 and $654,549 before recognizing net income attributable to the common stockolders on our Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2013.  After that deduction , our net income attributable to the common stockholders’ for the three and nine months ended September 30, 2013 and 2012 was $1,986,933 ($.05 per share) and $12,480,134 ($.39 per share), and $2,023,552 ($.08 per share) and $4,152,977 ($.20 per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended September 30, 2013 and 2012, foreign currency translation adjustments of $203,315 and $521,892, and $(17,656) and $32,916, respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, equity contributions by our shareholders, and a private placement.  As a result, at September 30, 2013 we had no debt, and ourworking capitaltotaled $34,873,811, an increase of $21,010,923 since December 12, 2012, which includes $9,912,000 in proceeds from the private placement of common stock. cash and cash equivalents of $34,103,698, primarily consisting of cash on hand and demand deposits.  All of that amount is held in the PRC:  $117,101 by our subsidiary and $33,986,597 by Shenzhen Wonhe, our VIE.  Our ability to repatriate those amounts to the United States will be limited by limited by the factors discussed below in “Restrictions on Transfer of Funds.”

The remainder of our working capital primarily consisted of $594,046 in accounts receivable and $178,947 in advances to suppliers.  We consider both of these assets to be liquid: at September 30, 2013 only a nominal portion of our accounts receivable were aged more than thirty days, and all were fully collected in the following month; and the amount prepaid to our outsourced manufacturers was much lower than our cost of goods for the nine months ended September 30, 2013.

Because we outsource almost all of our manufacturing operations, our cash flows can be dedicated to working capital.  Accordingly, despite the rapid growth of our business, we stayed current with our vendors - only $14,627 in accounts payable at September 30, 2013 - and utilized the cash generated by sales to fund the purchases needed for future sales.

The following table summarizes our cash flows for the periods indicated:
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net cash provided by operating activities	$18,422,143	$541,516
Net cash provided by investing activities	-	5,242,319
Net cash provided by financing activities	9,952,000	-
Effects of Exchange Rate Changes on Cash	513,817	(891)
Net Change in Cash and Cash Equivalents	28,887,960	5,782,944
Cash and Cash Equivalents at Beginning of the Period	5,215,738	76,084
Cash and Cash Equivalent at End of the Period	$34,103,698	$5,859,028

Operating activities

Our operations provided $18,422,143 in cash during the nine months ended September 30, 2013.  This exceeded our net profit of $13,134,683, because during this period we utilized credits we had accumulated by prepaying our manufacturers and decreased the balance of our advances to suppliers by $5,103,765. Our agreements with our manufacturers require us to prepay for the delivery of units of the HMC660.  In order to assure that units are available for sale when needed, we had $5,282,712 prepaid to our suppliers as of December 31, 2012. Because of the reduction in the level of sales of the HMC660, at September 30, 2013 we had only $178,947 prepaid to suppliers.

During the same period, our prepaid income tax increased by $2,619,017 due to the tax exemption benefit. Also we decreased accounts receivable by $3,444,471 as our sales decreased in the third quarter and we collected outstanding accounts. All of this contributed to our positive cash flow. In contrast, during the nine months ended September 30, 2012, our operations generated a net profit of $4,370,307 but provided only $541,516 in cash, because we increased our advances to suppliers balance by $2,022,960 and our accounts receivable increased by $2,631,142.

Investing activities

We have relatively low need for capital investment because we outsource all of our manufacturing operations.  There were no investing transactions during the nine months ended September 30, 2013. Unless we expand our business activities in the future, investing activities will involve insignificant amounts of cash.

As noted previously, in 2011, when we had large cash reserves without an immediate purpose, we were able to obtain a high return on cash by loaning the funds to a related party.  This loan was repaid in 2012, and so recorded $5,242,319 in net cash provided by investing activities for the nine months ended September 30, 2012.

Financing activities

The net cash provided by financing activities of $9,952,000 for the nine months ended September 30, 2013 represented a loan of $40,000 from related parties to allow us to pay professional fees in the U.S and $9,912,000 from a private placement in which we sold 14,480,000 common shares at $0.68 per share on May 2, 2013.

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

Under PRC regulations, the Company’s operating subsidiary, Shenzhen Wonhe, may pay dividends only out of its accumulated profits, if any, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). The following table shows the difference between the accumulated profits reported by Shengshihe Consulting (the “WFOE”) and by Shenzhen Wonhe in accordance with U.S. GAAP and their accumulated profits determined in accordance with PRC GAAP.

Items	PRC GAAP	US GAAP
Accumulated profit) as of January 1, 2013 – Shenzhen Wonhe	$6,356,365	$6,356,365
Net income for the nine months ended September 30, 2013 – Shenzhen Wonhe	13,090,975	13,090,975
Accumulated profit as of September 30, 2013 – Shenzhen Wonhe	19,447,340	19,447,340
Appropriation of statutory reserves - Shenzhen Wonhe*	1,944,734
Accumulated profit available for dividend as of September 30, 2013 – Shenzhen Wonhe	17,502,606	19,447,340
Accumulated profit as of September 30, 2013 – WFOE	75,220	75,220
Noncontrolling interest - Shenzhen Wonhe**	(875,130)	(972,367)
Accumulated profit as of September 30, 2013 - consolidated	$16,702,696	$18,550,193

* Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.

** Noncontrolling interest is calculated as 5% of Shenzhen Wonhe’s accumulated profit available for dividend.

In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of September 30, 2013 and December 31, 2012, an aggregate amount of $1,892,563 and $600,844 respectively have been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe. As of September 30, 2013 and December 31, 2012, $1,914,567 and $3,156,406 will and would be appropriated from our future profits and set aside for the statutory reserve.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

•	The relatively small number of employees who are responsible for accounting functions prevents us from segregating duties within our internal control system.

•	Our internal financial staff lack expertise in identifying and addressing complex accounting issued under U.S. Generally Accepted Accounting Principles.

•	Our Chief Financial Officer is not familiar with the accounting and reporting requirements of a U.S. public company.

•	We have not developed sufficient documentation concerning our existing financial processes, risk assessment and internal controls.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2013.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the third quarter of fiscal 2013.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2013.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: November 15, 2013	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Chahua Yuan
Chahua Yuan, Chief Financial Officer, Chief Accounting Officer

*      *       *      *       *