Form 10-K
period 2013-12-31
Wonhe High-Tech International, Inc.
filed 2014-03-31
CIK 1434388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-54744

WONHE HIGH-TECH INTERNATIONAL, INC.
(Name of Registrant in its Charter)

Nevada	26-0775642
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

A602-C, No. 2 Office, Longgang Tianan Digital Innovation Park, 441 Huangge Road, Longcheng Street, Longgang District, Shenzhen, Guangdong Province, P.R. China 518057
(Address of Principal Executive Offices)

Issuer's Telephone Number: 852-2815-0191

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 28, 2013, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $58,714,858 based upon the closing sale price on June 28, 2013 of $1.67 per share.

As of March 31, 2014, there were 38,380,130 shares of common stock outstanding.

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

As a result of the share exchange in June 2012, our current organizational structure is as follows:

Business Overview

Shenzhen Wonhe is a high-tech enterprise which specializes in research and development and the marketing of high-end business and personal IT products that provide third party application services. All of our revenues to date have been derived from sales of our Home Media Center 660 (“HMC660”). Our HMC660 is a data storage, management and control center for household equipment, and a central processing center which uses remote wireless technology to allow a user to control various devices while at home or remotely when away from home. HMC660 provides a software platform that has the functional characteristics of both a family security device and a direct TV receiver, with the ability to access TV and video on demand, as well as to function as a game console and storage facility for family and business information.  To date, we have sold the HMC660 primarily to electronic products distributors, and we expect to renew those relationships when we introduce the second generation HMC660 this year.

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

2.
Ultralow power: the incorporation of the INTEL ATOM ultralow power master chip series along with advanced inner thermal design reduces power consumption to only one-tenth of a typical desktop computer. In addition, the fine heat dissipation and structural design ensure the surface temperature remains below 35℃ even while working for a long time. Avoidance of extreme temperatures contributes to the chip’s performance and minimizes disruptions.

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

During the last quarter of 2013, the Company discontinued the production of HMC660 pending the introduction of a second generation HMC660, which is being developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of the market for the HMC660.

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

Our home media center (“HMC”) entertainment system competes with numerous well-known domestic brands such as Huawei, Haier, TCL and Lenovo, as well as well-known foreign brands such as Samsung and Apple iPad. Due to the lower costs and labor expenses in Asia Pacific regions, many international HMC manufacturers are establishing plants in Asia. This allows large manufacturers to compete with local manufacturers in pricing. Many of our competitors are larger in scale, have been in existence for a longer period of time, have achieved greater recognition for their brand names, have captured greater market shares and/or have substantially greater financial, distribution, marketing and other resources than we do. We introduced our HMC 660 products in December 2011. Due to the short period of time this product has been offered, we have not been able to establish a significant market share and strong market competitive strength. During the last quarter of 2013, the Company discontinued the production of HMC660 pending introduction of a second generation HMC660, a transition which is likely to adversely effect our market share. There can be no guarantee that we can compete successfully now or in the future, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

Our Growth Strategy

For the foreseeable future we intend to continue to emphasize the development of multimedia devices capable of integrating telecommunication, broadcast and computer (internet) networks.  In addition, we intend to focus on the development of panel personal computers (i.e. portable pads,“PPC’s”) and smartphones.  The telecommunications market in China is undergoing rapid development and there is a growing demand for portable media devices to be integrated into GSM and TD-SCDMA networks.  If we are successful in developing such products, in addition to offering them to electronic products distributors, we will seek to enter into joint marketing or other cooperative agreements with mobile telecom carriers in China.

Business Partnerships

The company intends to utilize its social resources in an effort to develop business partnerships with China’s largest telecom operators. Among the programs that our strategic development staff will pursue are:

•
Research into the preferences of China Mobile with regard to PPC and smart phone design, followed by intensive development efforts to resolve the technological problems that currently prevent China Mobile from satisfying those preferences.

•	Cooperation with the government-enterprise customer departments of China Mobile, which is the largest mobile telecom carrier in China based on the GSM and TD-SCDMA network.

•
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

Our Marketing Strategy

To date, most of our marketing effort has been limited to Guangdong Province.  Currently we are developing a second generation of the HMC660 that will meet the purchasing standards of the local State Administration of Radio Film and Television in other provinces. Our marketing strategy will entail the establishment of a national network of dedicated sales agencies and distributors.  As we introduce products, Shenzhen Wonhe will first sell the product to local sales agencies and distributors to introduce the products to the market.  As demand grows, we will transition to exclusive distribution and sales channels. Support for the marketing effort will involve a five prong program:

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

Production

During 2013 Shenzhen Wonhe outsourced the manufacture of its products to two producers:  Shenzhen Tehuilong Electronic R&D Center and Weiyida Electronic Product (Shanzhen) Co., Ltd. Shenzhen Wonhe does not engage in manufacturing, but provides technology and purchase orders to qualified manufacturers, which manufacture to our order. Our manufacturers are independent third parties with no relationship to Shenzhen Wonhe or its owners.

Relying on two manufacturers is a risk to our business. However, in determining to assign all of our initial manufacturing to Shenzhen Tehuilong and Weiyida Electronic, we considered these factors:

•	Each manufacturer’s production capacity and manufacturing strength are sufficient to satisfy our current annual sales plan.

•	Every month we ordered a sufficient quantity of products to meet the next month’s demand, which protected us from the risk of non-delivery.

•	We have been able to maintain close relations with other manufacturers that possess good production technology, and so could secure a replacement for our contracted manufacturers if necessary.

During the third quarter of 2013 we announced our plan to introduce the second generation of HMC660.  This caused the level of sales of the first generation product to fall sharply.  As a result, we have allowed our contracts with our manufacturers to lapse.  However, when we are ready to introduce the second generation HMC660, we believe that these two manufacturers will be available to fill our orders on terms similar to those that governed our prior relationship.

Intellectual Property

Research and Development

Shenzhen Wonhe possesses a core technology team, most of whom have been engaged in the IT industry for more than 10 years.  The members of our technology team specialize in development of hardware, system drivers, industrial design, application software systems and backstage data service.

Producers of information technology products face strong pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. Shenzhen Wonhe spent approximately $156,000, $574,000 and $409,000  on its research and development efforts for the years ended December 31, 2013, 2012 and 2011, respectively.

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

RISKS RELATED TO OUR BUSINESS

Our management has limited experience in managing and operating a public company. Any failure to comply with federal securities laws, rules or regulations could subject us to fines or regulatory actions, which may materially adversely affect our business, results of operations and financial condition.

Prior to 2012, our current management had no experience managing and operating a public company and has relied in many instances on the professional experience and advice of third parties including our attorneys and accountants.  Few members of our middle and top management staff were educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with the U.S. Securities and Exchange Commission ("SEC") rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002, as amended. Failure to comply comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

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

During 2013 we depended on two contract manufacturers to manufacture the products that we sell.  Our contracts with those manufacturers have lapsed, and we will not seek renewals until we are ready to introduce the second generation HMC660.  If we are unable to secure terms similar to the lapsed contracts, or if any significant problems occur at the production facility of one of our third-party manufacturers, our ability to deliver our products could be adversely affected.  If a contract manufacturer is unable to maintain adequate manufacturing and shipping capacity, it may be unable to provide us with timely delivery of products of acceptable quality. Our inability to meet our customers’ demand for our products could have a material adverse impact on our business, financial condition and results of operations.  In addition, if the prices charged by our contractors increase for reasons such as increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We require our contract manufacturers to meet our standards in terms of product quality and other matters. Any failure by our contract manufacturers to meet these standards, to adhere to labor or other laws or to diverge from our mandated practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

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

Our business is substantially dependent upon awareness and market acceptance of our brand by our targeted consumers. In 2011 we obtained the trademark right for the image of “Woner”, composed of an image and the Chinese characters “网尔.” Although we believe that we have made progress towards establishing market recognition for our brand in the Chinese electronics and information technology industry, it is too early in the product life cycle of our brand to determine whether our products and brand will achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers.

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

ITEM 1B           UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.             DESCRIPTION OF PROPERTY

We occupy our principal executive offices in Shenzhen, China at a current monthly rental of approximately $9,579.  Our lease for the premises expires on August 31, 2014.

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

	Bid
Quarter Ending	High	Low
March 31, 2012	$.50	$.30
June 30, 2012	$2.29	$.30
September 30, 2012	$3.00	$1.07
December 31, 2012	$2.95	$1.89

March 31, 2013	$3.00	$1.90
June 30, 2013	$2.38	$1.60
September 30, 2013	$1.67	$1.35
December 31, 2013	$1.58	$1.50

(b) Shareholders

On March 31, 2014 there were 6,255 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2013.

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

(e)  Sale of Unregistered Securities

Wonhe High-Tech International did not effect any unregistered sales of equity securities during the quarter ended December 31, 2013.

 (f) Repurchase of Equity Securities

Wonhe High-Tech International, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2013.

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

(1)
Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe.  In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is required to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month ($8,070).  The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe.  The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

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

The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe is to cause the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe is now a variable interest entity.  Since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since January 1, 2012.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the years ended December 31, 2013 and 2012, and the percentage change between comparable numbers recorded in 2013 and 2012.

	Years Ended December 31		Percentage
	2013	2012	Change
Sales	$25,474,097	$25,181,823	1.2%
Gross Profit	12,255,433	12,295,273	(0.3)%
Operating Income	10,888,736	9,482,315	14.8%
Other Income	87,840	113,016	(22.3)%
Income before provision for (benefit from) income taxes	10,976,576	9,595,331	14.4%
Provision for (benefit from) income taxes	(2,072,575)	2,355,125	-- --
Net income attributable to common stockholders	$12,399,519	$6,879,771	80.2%

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

During 2011 we had twelve full-time employees involved in developing a market for HMC660.  They introduced the product to electronics distribution companies throughout China and established cooperative sales relationships with several of them.  When we initiated sales at the end of 2011, we engaged an advertising company at a monthly cost of $31,820 to generate publicity about the HMC660.  This program caused demand for the product to rise quickly, which contributed to the rapid growth of sales. For the years ended December 31, 2013 and 2012, sales of $25,474,097 and $25,181,823 represented 53,476 and 53,920 units of HMC 660.

Sales of the HMC660 continued to grow through the first six months of 2013.  During the third quarter, however, we announced that we were developing the second generation of HMC660. The reason for this development project is to expand our potential market.  To date we have focused our sales effort in Guangdong Province. We want to expand our customer base, but have been informed that in order to achieve successful entry into other provinces, our product will have to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customer group that does not receive service through SARFT is dominated by local media companies. The changes being implemented in the second generation product, therefore, are changes needed to meet SARFT purchasing standards.

As a result of our announcement that a second generation product was coming, demand for our first generation product fell significantly.  Sales in the third quarter of 2013 fell by 27% from the third quarter of 2012; sales in the fourth quarter of 2013 were only $814,816. Toward the end of 2013 we terminated production of the HMC660. The overall result was that sales for year ended December 31, 2013 increased by only $292,274 compared with sales during the year ended December 31, 2012.

For 2014 and beyond, we expect sales growth to rebound, as the market for the second generation HMC660 will be expanded and the product will be enhanced by improvements we have made in response to customer feedback.  In addition, although we have no fixed date for introduction of any new product, we expect that sales of new products, when they are ready, will be facilitated by our success with the HMC660 and our utilization of a now-established marketing network.

Gross Profit.

All the products sold during 2013 were manufactured by our two main contractors at a cost per unit of $242 and were sold by us at a consistent price in Renminbi that equates to approximately $491. These same arrangements were in place during 2012, which resulted in a consistent level of gross margin. However, during 2013, in addition to our payment to our manufacturers, the direct costs of goods sold included a charge of $180,097 for inventory obsolescence arising from excess and obsolete inventory. This write-off reduced our gross profit margin on sales in 2013 to 48%, compared to the gross margin of 49% realized during 2012 from the manufacture and sale of 53,920 units.

Our agreements with both of the outsourced manufacturers terminated during 2013, and we did not renew due to the reduction in market demand for our core product. We believe that if we commit to the same or greater quantity of units for 2014 as we ordered in 2013, that we will be afforded the same pricing by our manufacturer.  But that decision has not been made yet.

Income from Operations.  Our operating expenses for 2013 decreased to $1,366,697 from $2,812,958, compared with the 2012.  The primary reason for the improvement was a significant reduction in our general and administrative expenses.  The components of our operating expenses were:

•
Research and development expenses.  Research and development expenses are primarily comprised of salaries for R&D employees and materials used in research and development. In 2013, our research and development expenses decreased to $156,172 from $574,053 incurred in 2012. The primary reason for the decrease is that we paid more attention to developing and improving the function of HMC 660 during the year ended December 31, 2012. We expect research and development expenses will grow into the near future, as we work to bring our pipeline of products closer to their market launch.

•
Selling and Marketing Expenses.  Selling and marketing expenses were primarily comprised of salaries, insurance, traveling expenses and marketing promotion. In 2013, our selling and marketing expenses increased by 7% to $415,933 from $389,091 for 2012.

•
General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of administrative employees’ salaries, insurance, rent and other expenses incurred for G&A functions. G&A expenses decreased to $794,592 for the year ended December 31, 2013 from $1,849,814, for the year ended December 31, 2012, representing a 57% decrease. The decrease was primarily because during 2012 we incurred additional expenses for our common stock to be listed on a public market in the United States, such as expenses for attorneys, auditors and financial advisors. In addition, during 2012 we had larger expenses for salaries, staff welfare expenses, staff education expenses and conferences.

General and administrative expenses can be primarily affected by employees’ remuneration. Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that we pay a percentage of employee salaries into the specified plans:

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

After deducting these operating expenses, for the year ended December 31, 2013 we realized operating income of $10,888,736, an increase of $1,406,421 or 15% from the operating income of $9,482,315 that we recorded in the year ended December 31, 2012.

Other Income.  In 2010, while we were still developing our flagship product, the cash we deposited into Shenzhen Wonhe was idling.  To achieve a favorable return on equity, we loaned the greater portion of our cash reserves to an unrelated third party and received a loan guarantee from Guowang Capital, which was controlled by some of our related parties.  The loan yielded 12% per annum interest, which increased to 15% in 2012.  The loan was repaid in full by Guowang Capital in March 2012.  Primarily because of that loan, we recorded interest income of $112,874 as other income for 2012. During 2013, we didn’t realize any interest income other than on our bank balances, from which we gained $87,840.

Provision for Income Taxes.  Before accounting for income tax, our income in 2013 was 14% greater than our income in 2012, primarily due to the reduction in general and administrative expenses. The provision for income taxes, however, led to a much greater increase.

The corporate income tax rate in China is 25%, and that was our effective tax rate in 2012 when we recorded a provision for taxes of $2,355,125 on pre-tax income of $9,595,331.  Beginning in 2013, however, our operating entity has received a preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe will be entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by local tax bureau that the income tax paid as of the date of notification of RMB 16,107,114 ($2,578,749) could be offset against our future income tax after the tax exemption period. As a result, a tax benefit of $2,072,575 was recorded for the year ended December 31, 2013.

Net Income. We reported net income of $13,049,151 and $7,240,206, respectively, for the years ended December 31, 2013 and 2012.  The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a “non-controlling interest” of $649,632 before recognizing net income attributable to the common shareholders on our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013.  After that deduction and taking into account the income and expenses incurred by the parent corporation, our net income attributable to the Company for the years ended December 31, 2013 and 2012 was $12,399,519 ($.37 per share) and $6,879,771 ($.29 per share), respectively.

For the fourth quarter of 2013, when we realized only $814,816 in sales, we recorded a net loss attributable to common shareholders of $80,615. Until we introduce the second generation HMC660 to the market, we will continue to incur net losses.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the year, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the year. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the year ended December 31, 2013 and 2012, foreign currency translation adjustments of $695,960 and $58,224, respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, equity contributions by our shareholders and a private placement.  As a result, at December 31, 2013, our only debt consisted of $143,222 that we have borrowed from stockholders, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation.  At December 31, 2013, ourworking capitaltotaled $34,989,499, an increase of $21,126,611 since December 31, 2012.

Our cash and cash equivalents of $35,146,245 primarily consist of cash on hand and demand deposits. All of that amount is held in the PRC:  $138,575 by our subsidiary and $35,007,670 by Shenzhen Wonhe, our VIE.  Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $165,407 in inventory and $65,616 in advances to suppliers.  In 2013, we recorded an inventory allowance for estimated unmarketable inventory. Inventory amounts are reported net of such allowances. The allowance for slow-moving and obsolete inventory was $182,534 as of December 31, 2013.

Because we outsource almost all of our manufacturing operations, our cash flows can be dedicated to working capital - during 2013 we made no capital investments.  Accordingly, despite the rapid growth of our business, we stayed current with our vendors - only $14,717 in accounts payable at December 31, 2013 - and utilized the cash generated by sales to fund the purchases needed for future sales.

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Net cash provided by (used in) operating activities	$19,224,618	$(100,383)
Net cash provided by (used in) investing activities	-	5,223,597
Net cash provided by (used in) financing activities	10,017,000	-
Effects of Exchange Rate Change in Cash	688,889	16,440
Net Change in Cash and Cash Equivalents	29,930,507	5,139,654
Cash and Cash Equivalent at Beginning of the Period	5,215,738	76,084
Cash and Cash Equivalent at End of the Period	$35,146,245	$5,215,738

Operating activities

Our operations provided $19,224,618 in cash during the year ended December 31, 2013.  This exceeded our net profit of $13,049,151, because during 2013 we collected all of our receivables, which had totaled $4,060,141 when the year began, and utilized $5,282,712 in prepayments we had accumulated prior to 2013 with our manufacturers. Our agreements with our manufacturers require us to prepay for the delivery of units of the HMC660.  In order to assure that units were available for sale when needed, we had $5,282,712 prepaid to our suppliers as of December 31, 2012. Because of the suspension in sales of the HMC660 at the end of 2013, we ended the year with no amounts prepaid to suppliers.

During 2013, our prepaid income tax increased by $2,635,124, representing income taxes we had paid in 2013 before our application for tax abatement was allowed. Nevertheless, our collection of accounts receivable and utilization of prepayments to suppliers more than offset the cash used for taxes, resulting in the $19,224,618 contribution of cash from operations.  In contrast, during 2012, our operations generated a net profit of $7,240,206 but used $100,383 in cash, because we increased our advances to suppliers balance by $4,482,479 and our accounts receivable increased by $4,003,935.

Investing activities

We have relatively low need for capital investment because we outsource all of our manufacturing operations.  There were no investing transactions during 2013. Unless we expand our business activities in the future, investing activities will involve insignificant amounts of cash.

As noted previously, in 2011, when we had large cash reserves without an immediate purpose, we were able to obtain a high return on cash by loaning the funds to a related party.  This loan of $5,294,891 was repaid in 2012, and so we recorded $5,223,597 in net cash provided by investing activities for the year ended December 31, 2012.

Financing activities

The net cash provided by financing activities of $10,017,000 for the year ended December 31, 2013 represented a loan of $105,000 from related parties to allow us to pay professional fees in the U.S and $9,912,000 from a private placement in which we sold 14,480,000 common shares at $0.68 per share on May 2, 2013.

During the fourth quarter of 2013, when our sales dwindled and we recorded a net loss attributable to common shareholders of $80,615, our operations used $802,475 in cash.  Because we had $35,146,245 in cash and cash equivalents at December 31, 2013, we believe that our cash on hand and our anticipated cash flow from operations will meet our cash needs for the next 12 months.

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

Items	PRC GAAP	US GAAP
Accumulated profit) as of January 1, 2013 – Shenzhen Wonhe	$6,356,365	$6,356,365
Net income for the year ended December 31, 2013 – Shenzhen Wonhe	12,992,641	12,992,641
Accumulated profit as of September 30, 2013 – Shenzhen Wonhe	19,349,006	19,349,006
Appropriation of statutory reserves - Shenzhen Wonhe*	1,934,900	-
Accumulated profit available for dividend as of December 31, 2013 – Shenzhen Wonhe	17,414,106	19,349,006
Accumulated profit as of December 31, 2013 – WFOE	88,023	88,023
Noncontrolling interest - Shenzhen Wonhe**	(870,705)	(967,450)
Accumulated profit as of December 31, 2013 - consolidated ***	$16,631,424	$18,469,579

*	Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.
**	Noncontrolling interest is calculated as 5% of Shenzhen Wonhe’s accumulated profit available for dividend
***	Inconsistency with financial statements is due to changes in exchange rate.

In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of December 31, 2013 and December 31, 2012, an aggregate amount of $1,835,144 and $600,844 respectively have been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe. As of December 31, 2013, an additional $1,912,356 must be appropriated from our future profits and set aside for the statutory reserve before we have fully satisfied the obligation to reserve 50% of our registered capital.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year ended December 31, 2013, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

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

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement.  To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated.  We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system.  Our bases for this conclusion are:

•	The Exclusive Technical Service and Business Consulting Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.

•
The Call Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Shenzhen Wonhe by Shengshihe Consulting on terms that comply with Chinese law.  A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.

•	The Proxy Agreement conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.

•	The Share Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

The most likely challenge to the VIE agreements would arise under the New M&A Rules, which are designed to regulate foreign acquisitions of Chinese entities.  Our analysis of the New M&A Rules, however, indicates that the New M&A Rules do not invalidate our VIE Agreements.  The New M&A Rules require offshore “special purpose vehicles,” that are (1) formed for the purpose of overseas listing of the equity interests of Chinese companies via acquisition and (2) are controlled directly or indirectly by Chinese companies and/or Chinese individuals, to obtain the approval of the CSRC prior to the listing and trading of their securities on overseas stock exchanges. Based on our review of the New M&A Rules, we believe that this provision does not apply to our Company.  We reached that conclusion by observing that:

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

ITEM 7A           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page

F-1	Report of Independent Registered Public Accounting Firm.

F-2 to F-3	Consolidated Balance Sheets as of December 31, 2013 and 2012.

F-4	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Years Ended December 31, 2013 and 2012.

F-5	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012.

F-6 to F-7	Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012.

F-7 to F-28	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Wonhe High-Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Wonhe High-Tech International, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013.  The Company’s management is responsible for these consolidated financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wonhe High-Tech International, Inc. and subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

New York, New York
March 31, 2014

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

ASSETS	December 31, 2013	December 31, 2012

Current assets:
Cash	$35,146,245	$5,215,738
Accounts receivable	-	4,033,576
Inventory	165,407	265,665
Advances to suppliers	-	5,282,712
Prepaid expenses	65,616	72,811

Total current assets	35,377,268	14,870,502

Fixed assets	489,810	473,942
Less: accumulated depreciation	(209,301)	(123,251)

Fixed assets, net	280,509	350,691

Other assets:
Intangible assets, net	17,451	25,328
Other assets – principally security deposits	27,343	53,908
Prepaid income taxes	2,635,124	-

Total other assets	2,679,918	79,236

TOTAL ASSETS	$38,337,695	$15,300,429

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2013	December 31, 2012

Current liabilities:
Accounts payable	$14,717	$14,241
Payroll payable	21,628	36,101
Taxes payable	33,719	793,723
Loans from stockholder	143,222	36,377
Accrued expenses and other payables	174,483	127,172

Total current liabilities	387,769	1,007,614

Commitments and Contingencies	-	-

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 and 23,900,130 shares issued and outstanding at December 31, 2013 and 2012, respectively	38,380	23,900
Additional paid-in capital	17,011,131	7,113,611
Statutory reserve fund	1,835,144	600,844
Retained earnings	16,634,433	5,469,214
Other comprehensive income	1,036,323	373,062

Stockholders’ equity before noncontrolling interests	36,555,411	13,580,631
Noncontrolling interests	1,394,515	712,184

Total stockholders’ equity	37,949,926	14,292,815

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,337,695	$15,300,429

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(IN U.S.$)

	For the Years Ended December 31,
	2013	2012

Sales	$25,474,097	$25,181,823
Cost of sales	(13,218,664)	(12,886,550)

Gross profit	12,255,433	12,295,273

Operating expenses:
Research and development expenses	156,172	574,053
Selling and marketing expenses	415,933	389,091
General and administrative expenses	794,592	1,849,814

Total operating expenses	1,366,697	2,812,958

Income from operations	10,888,736	9,482,315

Other income (expense):
Interest income	87,840	113,016

Income before provision for (benefit from) income taxes	10,976,576	9,595,331
Provision for (benefit from) income taxes	(2,072,575)	2,355,125

Net income	13,049,151	7,240,206
Noncontrolling interests	(649,632)	(360,435)

Net income attributable to common stockholders	$12,399,519	$6,879,771

Earnings per common share, basic and diluted	$0.37	$0.29

Weighted average shares outstanding, basic and diluted	33,553,463	23,900,130

Comprehensive income:
Net income	$13,049,151	$7,240,206
Foreign currency translation adjustment	695,960	58,224

Comprehensive income	13,745,111	7,298,430

Comprehensive income attributable to noncontrolling interests	(682,331)	(363,327)

Comprehensive income attributable to common stockholders	$13,062,780	$6,935,103

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2011	$19,128	$7,475,872	$(852,329)	$-	$-	$334,453	$6,977,124

Reclassification of non-controlling interest in VIE	-	(374,750)	42,616	-	348,857	(16,723)	-
Recapitalization for reverse merger	4,772	12,489	-	-	-	-	17,261
Net income	-	-	6,879,771	-	360,435	-	7,240,206
Appropriation of statutory reserves	-	-	(600,844)	600,844	-	-	-
Other comprehensive income	-	-	-	-	2,892	55,332	58,224

Balance, December 31, 2012	23,900	7,113,611	5,469,214	600,844	712,184	373,062	14,292,815

Issuance of common stock	14,480	9,897,520	-	-	-	-	9,912,000
Net income	-	-	12,399,519	-	649,632	-	13,049,151
Appropriation of statutory reserves	-	-	(1,234,300)	1,234,300	-	-	-
Other comprehensive income	-	-	-	-	32,699	663,261	695,960

Balance, December 31, 2013	$38,380	$17,011,131	$16,634,433	$1,835,144	$1,394,515	$1,036,323	$37,949,926

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(IN U.S.$)

	For the Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$13,049,151	$7,240,206
Adjustment to reconcile net income/ (loss) to net cash provided by /(used in) operating activities:
Depreciation and amortization	89,430	78,775
Deferred income taxes	-	294,674
Inventory obsolescence	180,079	-
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	4,060,141	(4,003,935)
Decrease in interest receivable	-	307,697
(Increase) in inventory	(82,276)	(85,267)
Decrease (increase) in advances to suppliers	5,282,712	(4,482,479)
Decrease (increase) in prepaid expenses	7,195	(66,919)
(Increase) in prepaid income taxes	(2,635,124)	-
Increase in accounts payable	476	5,876
(Decrease) in payroll payable	(14,473)	(27,133)
(Decrease) increase in taxes payable	(760,004)	791,316
Increase in accrued expenses and other payables	47,311	1,387
(Decrease) in advances from customer	-	(154,581)

Net cash provided by (used in) operating activities	19,224,618	(100,383)

Cash flows from investing activities:
Purchase of fixed assets	-	(7,783)
Purchase of intangible assets	-	(25,312)
Loans to related parties	-	(79,100)
Cash received upon reverse merger	-	40,901
Repayment from related party	-	5,294,891

Net cash provided by investing activities	-	5,223,597

Cash flows from financing activities:
Proceeds from issuance of common stock	9,912,000	-
Loans from stockholders	105,000	-

Net cash provided by financing activities	10,017,000	-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012
(IN U.S.$)

	For the Years Ended December 31,
	2013	2012

Effect of exchange rate changes on cash	688,889	16,440

Net increase in cash	29,930,507	5,139,654
Cash, beginning	5,215,738	76,084

Cash, ending	$35,146,245	$5,215,738

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,170,964	$1,400,398

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

1.	ORGANIZATION

Wonhe High-Tech International, Inc. (the “Company” or “Wonhe High-Tech”) was incorporated in the State of Nevada on August 13, 2007. The Company changed its name from Baby Fox International, Inc. to Wonhe High-Tech International, Inc. on April 20, 2012.  On June 27, 2012, the Company acquired all of the outstanding capital stock of World Win International Holding Ltd. or “World Win” in exchange for 19,128,130 shares of the Company’s common stock (the “Share Exchange”).

As a result of the acquisition, the Company’s consolidated subsidiaries include World Win, the Company’s wholly-owned subsidiary, which is incorporated under the laws of the British Virgin Island (“BVI”), Kuayu International Holdings Group Limited (Hong Kong), or “Kuayu,” a wholly-owned subsidiary of World Win which is incorporated under the laws of Hong Kong,  Shengshihe Management Consulting (Shenzhen) Co., Ltd., or “Shengshihe Consulting,” a wholly-owned subsidiary of Kuayu which is incorporated under the laws of the People’s Republic of China (“PRC”).  The Company also consolidates the financial condition and results of operations of Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe,” a limited liability company incorporated under the laws of the PRC which is effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements.  Shenzhen Wonhe is considered a variable interest entity (“VIE”) of Shengshihe Consulting.

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000.  It specializes in the research and development, outsourced-manufacturing and trade of hi-tech products based on x86 (instruction set architecture based on Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).  The product Shenzhen Wonhe currently offers to market is the Home Media Center (HMC).  The Company is located in Shenzhen, Guangdong Province, China.

On May 30, 2012, Shenzhen Wonhe entered into (i) an Exclusive Technical Service and Business Consulting Agreement, (ii) a Proxy Agreement, (iii) Share Pledge Agreement, (iv) Call Option Agreement with Shengshihe Consulting.  The foregoing agreements are collectively referred to as the “VIE Agreements.”

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting in an amount equal 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $8,070 (RMB 50,000) each month.  The agreement has an unlimited term and can only be terminated by mutual agreement of the parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Shenzhen Wonhe agreed to irrevocably entrust Shengshihe Consulting to designate a qualified person, acceptable under PRC law and foreign investment policies, to vote all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  The Agreement has an unlimited term and only can be terminated by mutual agreement of the parties.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

1.	ORGANIZATION (continued)

Share Pledge Agreement:  Pursuant to the Share Pledge Agreement, the stockholders of Shenzhen Wonhe pledged their shares to Shengshihe Consulting to secure the obligations of Shenzhen Wonhe under the Exclusive Technical Service and Business Consulting Agreement.  In addition, the stockholders of Shenzhen Wonhe agreed not to transfer, sell, pledge, dispose of or create any encumbrance on their interests in Shenzhen Wonhe that would affect Shengshihe Consulting’s interests.  This Agreement remains effective until the obligations under the Exclusive Technical Service and Business Consulting Agreement, Call Option Agreement and Proxy Agreement have been fulfilled or terminated.

Call Option Agreement:  Pursuant to the Call Option Agreement, Shengshihe Consulting has an exclusive option to purchase, or to designate a purchaser for, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately $0.16 (RMB1.00) or the minimum amount required by the PRC law or government practice. This Agreement remains effective until all the call options under the Agreement have been transferred to Shengshihe Consulting or its designee.

After the Share Exchange, the Company’s current organization structure is as follows:

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements as of and for the years ended December 31, 2013 and 2012 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated by a reporting entity if that reporting entity is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a reporting entity, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the reporting entity is the primary beneficiary of the entity.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights.  Shenzhen Wonhe’s actual stockholders do not hold any kick-out rights that affect the consolidation determination.

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Shenzhen Wonhe and, accordingly, the results of operations of Shenzhen Wonhe have been included in the accompanying consolidated financial statements.  Shenzhen Wonhe has no assets that are collateral for or restricted solely to settle its obligations.  The creditors of Shenzhen Wonhe do not have recourse to the general credit of Shengshihe Consulting or its parent entities.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

ASSETS	December 31, 2013	December 31, 2012

Current assets:
Cash	$35,007,670	$5,159,917
Accounts receivable	-	4,033,576
Inventory	165,407	265,665
Advances to suppliers	-	5,282,712
Prepaid expenses	65,616	72,811

Total current assets	35,238,693	14,814,681

Fixed assets	489,810	473,942
Less: accumulated depreciation	(209,301)	(123,251)

Fixed assets, net	280,509	350,691

Other assets:
Intangible assets	17,451	25,328
Other assets – principally security deposits	27,343	53,908
Prepaid income taxes	2,635,124	-

Total other assets	2,679,918	79,236

TOTAL ASSETS	$38,199,120	$15,244,608

LIABILITIES

Current liabilities:
Payable to WFOE(1)	$19,191,267	$6,848,259
Due to Wonhe High-Tech International, Inc. (2)	9,949,498	-
Accounts payable	14,717	14,241
Payroll payable	20,123	34,645
Taxes payable	561	783,212
Loans from stockholder	-	-
Accrued expenses and other payables	178,740	168,838

Total current liabilities	29,354,906	7,849,195

TOTAL LIABILITIES	$29,354,906	$7,849,195

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

(1)
Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,070). The monthly payments had been paid in full as of December 31, 2013.

(2)
Payable for issuance of common stock represents cash received by Shenzhen Wonhe in consideration of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,800,000).

	For the Years Ended December 31,
	2013	2012

Sales	$25,474,097	$25,181,823
Net income(3)	13,136,390	7,208,694

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the Years Ended December 31,
	2013	2012

Net cash provided by (used in) operating activities	$29,201,250	$(115,233)
Net cash provided by investing activities	-	5,182,696
Effect of exchange rate changes on cash	646,503	16,370

Net increase in cash	$29,847,753	$5,083,833

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

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

Foreign Currency Translation

The Company’s assets are primarily located in the PRC. The functional currency for the majority of the Company’s operations is the RMB.  For Kuayu, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”).  The Company uses the United States dollar (“US Dollar” or “US$” or “$”) for financial reporting purposes.  The consolidated financial statements of the Company have been translated into US dollars in accordance with ASC 830, “Foreign Currency Matters.”

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2013	December 31, 2012

Balance sheet items, except for stockholders’ equity, as of year end	0.1636	0.1583

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1614	0.1582

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the years ended December 31, 2013 and 2012, foreign currency translation adjustments of $695,960 and $58,224, respectively, have been reported as other comprehensive income.  Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

The Company does not provide its customers with the right of return. A 36-month warranty is given to customers for exchange or repair of defective products. The Company’s agreements with its manufacturers allocate responsibility for warranty claims to the Company if the claim is based on a defect in design and to the manufacturer if the claim is based on a defect in fabrication. To date, the Company has experienced no warranty claim based on design defect, and, as a result, the Company does not recognize a warranty liability.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

The Company follows the guidance set forth by the FASB ASC 605-45-45 to assess whether the Company acts as the principal or agent in the transaction.  The determination involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of the arrangement.  Based on the assessment, the Company determined it acts as principal in the transaction and reports revenues on the gross basis.

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied:

•	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
•	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
•	Shenzhen Wonhe establishes its own pricing for its products.
•	Shenzhen Wonhe has discretion in supplier selection.
•	Shenzhen Wonhe designed the Home Media Center Model 660 (the “HMC660”) and is responsible for all of its specifications.
•	Shenzhen Wonhe has physical loss inventory risk until the product is delivered to the customer.
•	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

During the last quarter of 2013, the Company discontinued the production of HMC660 pending the introduction of a second generation HMC660, which is being developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of the market for the HMC660.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are charged to operations when incurred.  Advertising costs were $357,106 and $256,941 for the years ended December 31, 2013 and 2012, respectively.

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use.  The software is essential to the functionality of the Company’s tangible products.  Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred.  Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established.  Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred.  Research and development costs were $156,172 and $574,053 for the years ended December 31, 2013 and 2012, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when necessary.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  For the periods presented, the Company did not write off any accounts receivable as bad debts.

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value.  The value of inventories is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances.  The allowance for slow-moving and obsolete inventory was $182,534 as of December 31, 2013.  There were no allowances for inventory as of December 31, 2012.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances to Suppliers

Advances to suppliers consist of payments made to suppliers for future deliveries.  There are no advances to suppliers outstanding as of December 31, 2013.

Prepaid Expenses

Prepaid expenses primarily consist of an advance to an advertising company.  As of December 31, 2012, prepaid expenses also included prepaid consulting fees related to the Company’s reorganization as a U.S. reporting company.

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.  As of December 31, 2013, $1,835,144 had been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of December 31, 2013 and 2012, the Company did not record any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the year ended December 31, 2013 and 2012.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate.  The tax regulations require that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company has now been declared exempt from tax with respect to 2012, the payments will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of December 31, 2013 and as a benefit from income taxes in the consolidated statements of income and other comprehensive income for year ended December 31, 2013.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI.  According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Kuayu International is incorporated in Hong Kong.  Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non-Hong Kong source income.

Noncontrolling Interests

The Company evaluated and determined that under the VIE agreements as disclosed in Note 1, it is deemed to be the primary beneficiary of Shenzhen Wonhe.  The noncontrolling interest, representing 5% of the net assets in Shenzhen Wonhe not attributable, directly or indirectly, to the Company, is measured at its carrying value in the equity section of the consolidated balance sheets.

Reclassifications

Certain amounts in the prior periods’ financial statements have been reclassified for comparative purposes to conform to the presentation in the current period’s financial statements.  These reclassifications had no effect on previously reported earnings.

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
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

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

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

4.	FIXED ASSETS

Fixed assets at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012

Office equipment	$158,819	$153,674
Motor vehicles	220,905	213,748
Leasehold improvements	110,086	106,520

	489,810	473,942
Less: Accumulated depreciation	(209,301)	(123,251)

Fixed assets, net	$280,509	$350,691

Depreciation expense charged to operations for the years ended December 31, 2013 and 2012 was $80,822 and $78,775, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

5.	INTANGIBLE ASSETS

Intangible assets at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013	December 31, 2012

Software	$26,176	$25,328
Less: Accumulated amortization	(8,725)	-

Intangible assets, net	$17,451	$25,328

Software was purchased in December, 2012, and is being amortized over three years, beginning January 2013.  Amortization expense charged to operations for the years ended December 31, 2013 and 2012 was $8,608 and $0, respectively.

6.	LEASE OBLIGATIONS

The Company leased its prior offices in Shenzhen from an unrelated third party at a monthly rental of $15,800 under an operating lease expiring on February 28, 2019.  The Company terminated the lease on September 30, 2013 without incurring any penalties.  On September 30, 2013, the Company entered into another lease agreement with an unrelated third party at a monthly rental of $9,579 per month.  The new lease expires on August 31, 2014.  The Company had a lease for office space in Beijing at a monthly rent of $716 that expired in September 2012 and was not renewed.

The minimum future rentals under these leases as of December 31, 2013 are as follows:

Year Ending
December 31,	Amount

2014	$76,635

$76,635

Rent expense for the years ended December 31, 2013 and 2012 was $198,732 and $207,156, respectively.

7.	RELATED PARTY TRANSACTIONS

On December 16, 2010, the Company entered into a twelve month loan agreement with a third party in the amount of $7,560,000, which matured on December 31, 2011 with interest at 12% per annum.  Prepaid interest of $393,120 was received upon signing of the agreement.  The loan was guaranteed by Guowang Xinke Venture Capital Investment (Jiangsu) Co., Ltd. (“Guowang Capital”), an entity related to the Company through certain stockholders.  The agreement provided that the interest rate would increase to 15% should the entire loan not be repaid by December 31, 2011.  In May 2011, Guowang Capital assumed the loan. At March 31, 2012, the loan was fully repaid.  Interest earned by the Company for the year ended December 31, 2012 included in interest income was $113,016.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

7.	RELATED PARTY TRANSACTIONS (continued)

On April 25, 2011, the Company entered into a twelve month non-interest bearing loan agreement with Guowang Capital in the amount of $314,200, due April 27, 2012.  The outstanding loan amount was fully paid at March 31, 2012.

On April 30, 2011, the Company entered into a twelve month non-interest bearing loan agreement with Zhongshan Puruisi Power Equipment Technology Co., Ltd. (“Puruisi Power”), an entity related to the Company through one of its stockholders, in the amount of $141,390, due May 2, 2012.  On March 14, 2012, the Company lent an additional $79,000 to Zhongshan Puruisi. The two loans were fully repaid on March 19, 2012.

From time to time officers/stockholders have loaned money to the Company, primarily to meet the non-RMB cash requirements of the parent and subsidiaries. The loans are non-interest bearing, and the balance due at December 31, 2013 was $143,222.  Approximately $105,000 of the loan represents professional and legal fees incurred in the U.S. paid by officers/stockholders and approximately $36,000 represents operating expenses of Wonhe High-Tech and Shengshihe Consulting for the two-year period ended December 31, 2013. The balance is reflected as loans from stockholders as of December 31, 2013.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of December 31, 2013 and 2012, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

9.	INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012

Current	$(2,072,575)	$2,060,451
Deferred	-	294,674

Total	$(2,072,575)	$2,355,125

The following is a reconciliation of the statutory rate with the effective income tax rate for the years ended December 31, 2013 and 2012.

	For the Year Ended December 31, 2013		For the Year Ended December 31, 2012
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Tax at statutory rate	$2,744,144	25%	$2,355,125	25%
VIE tax holiday	(4,816,719)	(44%)	-	-

Total	$(2,072,575)	(19%)	$2,355,125	25%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	For the Years Ended December 31,
	2013	2012

Aggregate dollar effect of tax holiday	$(4,816,719)	$-
Per share effect, basic and diluted	0.14	-

The Company’s PRC tax filings for the tax years ended December 31, 2012 and 2011 were examined by the tax authorities in April 2013 and 2012, respectively.  The examinations were completed and resulted in no adjustments.  The Company’s PRC tax filings for the tax year ended December 31, 2013 will be examined by the tax authorities in April, 2014.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

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

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2013.  However, there can be no assurance that IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.  The tax years ended June 30, 2012 and 2011 and six-month tax period ended December 31, 2012 remain open to examination by the IRS.

All of the Company’s operations are conducted in the PRC.  At December 31, 2013, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $16.6 million and the Company held approximately $35 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company's foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

10.	CONTINGENCIES

As disclosed in Note 9, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Services.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

11.	CONCENTRATION OF CREDIT AND BUSINESS RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

During the year ended December 31, 2013, two customers accounted for 22% of total sales.

During the year ended December 31, 2012, sales to no single customer exceeded 10% of the Company’s gross revenue.

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS

Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that the Company pay a percentage of employee salaries into the specified plans:

Regulation	Plan	% of Salary
Shenzhen Special Economic Zone Social Retirement Insurance Regulations	Pension	13%
Shenzhen Work-Related Injury Insurance Regulations	Workers Comp.	0.4%
Guangdong Unemployment Insurance Regulations	Unemployment	2%
Housing Provident Fund Management Regulations	Housing	5%
Shenzhen Social Medical Insurance Measures	Medical	6.5% or 0.6%*
Guangdong Employees Maternity Insurance	Maternity	0.5% or 0.2%*

*	Depending on their position in the company, employees receive either hospitalization, medical and maternity insurance or comprehensive medical and maternity insurance, which is a lower premium.

Total contribution to employee welfare for the year ended December 31, 2013 and 2012 were as follow:

	For the Years Ended December 31,
	2013	2012

Total contributions	$26,660	$166,267

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

13.	ISSUANCE OF COMMON STOCK

On May 2, 2013, the Company sold 14,480,000 shares of common stock to 32 unrelated individuals in a private offering.  The purchase price for the shares was RMB 4.2 (approximately $0.68) per share, or a total of RMB 60,816,000 (approximately $9,800,000).  The shares were sold to individuals who are accredited investors and were purchasing for their own accounts.  The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act.  The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers were residents of the PRC.

14.	CONDENSED FINANCIAL INFORMATION REGISTRANT

The following condensed financial information of the Company includes the US parent only balance sheets as of December 31, 2013 and 2012, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2013 and 2012:

Condensed Balance Sheets

ASSETS	December 31, 2013	December 31, 2012

Other receivable from VIE	$9,912,000	$-
Investment in subsidiaries and VIE	26,848,700	13,642,170

TOTAL ASSETS	36,760,700	13,642,170

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loans from stockholder	129,030	24,030
Accrued expenses and other payables	76,259	37,509

Total liabilities	205,289	61,539

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 and 23,900,130 shares issued and outstanding at December 31, 2013 and 2012, respectively	38,380	23,900
Additional paid-in capital	17,011,131	7,113,611
Retained earnings	19,505,900	6,443,120

Total stockholders’ equity	36,555,411	13,580,631

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,760,700	$13,642,170

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

14.	CONDENSED FINANCIAL INFORMATION REGISTRANT (continued)

Condensed Statements of Operations

	For the Years Ended December 31,
	2013	2012

Revenues
Share of earnings from investment in subsidiaries and VIE	$13,206,530	$6,998,176

Operating expenses
General and administrative expenses	143,750	37,180

Net income	$13,062,780	$6,960,996

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012

Cash flows from operating activities:
Net income	$13,062,780	$6,960,996
Adjustment to reconcile net income/ (loss) to net cash provided by /(used in) operating activities:
Share of earnings from investment in subsidiaries and VIE	(13,206,530)	(6,998,176)
Change in operating assets and liabilities:
(Increase) in other receivable	(9,912,000)	-
Increase in accrued expenses and other payables	38,750	2,000

Net cash (used in) operating activities	(10,017,000)	(35,180)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,912,000	-
Loans from stockholders	105,000	24,030

Net cash provided by financing activities	10,017,000	24,030

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012 (IN U.S.$)

14.	CONDENSED FINANCIAL INFORMATION REGISTRANT (continued)

Condensed Statements of Cash Flows (continued)

Net increase (decrease) in cash	-	(11,150)
Cash, beginning	-	11,150

Cash, ending	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries and VIE under the equity method of accounting.  Such investments are presented as “Investment in subsidiaries and VIE” on the condensed balance sheets and shares of the subsidiaries and VIE’ profits are presented as “Share of earnings from investment in subsidiaries and VIEs” in the condensed statements of operations.

Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted.  The parent only financial information has been derived from the Company’s consolidated financial statements and should be read in conjunction with the Company’s consolidated financial statements.

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets to the Company in the form of dividend payments, loans or advances.  The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $36,555,411 and $13,580,631 as of December 31, 2013 and 2012, respectively.

In addition, the Company’s operations are conducted and its revenues are  generated in the PRC, all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the Company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company by subsidiaries in the form of loans, advances or cash dividends without the consent of a third party.  The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiary and VIE exceed 25% of the consolidated net assets of the Company.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.          CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2013.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2013.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently implementing the remedial programs described in Section 9A(a) above.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2013.

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company
Qing Tong	46	Chairman of the Board of Directors
Nanfang Tong	41	Director, Chief Executive Officer
Jingwu Li	38	Director
Yang Jie	29	Director
Chahua Yuan	32	Chief Financial Officer, Secretary, Treasurer

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

Mr. Yang Jie has been employed since January 2013 as Marketing Operations Director of Shenzhen Wonhe Technology Co., Ltd., the operating affiliate of Wonhe High-Tech International, Inc.  Previously, from 2009 to 2013, Mr. Jie served as President of Shenzhen Tianhe Union Science and Technology Inc., which develops technology for network and air travel applications.  From 2007 to 2009 Mr. Jie was employed as Channel Sales Manager by Universal Travel Group, Inc., where he was responsible for developing national sales channels.  From 2006 to 2007 Mr.  Jie was employed as Sales Manager for the South China District by Mango Net Co., Ltd.  From 2003 to 2006 Mr. Jie was employed as a Sales Representative for Elong Travel Website South Branch.  In 2007 Mr. Jie was awarded a Bachelors Degree with a concentration in History by the Liuan Normal College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2013.

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

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Nanfang Tong	2013	$36,080	--	--	--	--
	2012	$11,302	--	--	--	--
	2011	$14,387	--	--	--	--

Employment Agreements

Wonhe High-Tech International, Inc. does not have any employment agreements with any of its directors or executive officers.  Shenzhen Wonhe, our operating affiliate, has employment agreements with our officers Nanfang Tong and Chahua Yuan:

•
Nanfang Tong’s employment agreement provides for a monthly salary of RMB 2,000 (approximately $318) and terminates on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Mr. Tong’s performance.

•
Chahua Yuan’s employment agreement provides for a monthly salary of RMB 2,000 (approximately $318) and terminates on December 2, 2016.  Ms. Yuan is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Ms. Yuan’s performance.

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2013 and those options held by him on December 31, 2013.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Nanfang Tong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2013 and held by him unvested at December 31, 2013.

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

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	NanFang Tong, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 38,380,130 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Nanfang Tong	573,844	1.5%
Qing Tong	573,844	1.5%
Jinwu Li	573,844	1.5%
Yang Jie	--	--
All officers and directors
As a group (4 persons)	1,721,532	4.5%

(1)
The address of each person in the table is c/o Wonhe High-Tech International, Inc., A602-C, No. 2 Office, Longgang Tianan Digital Innovation Park, 441 Huangge Road, Longcheng Street, Longgang District, Shenzhen, Guangdong Province, China 518057.

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE MKT.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Wei, Wei & Co., LLP was engaged to serve as the Company’s independent registered public accountant in July 2012, after serving as the auditor for Shenzhen Wonhe prior to its acquisition by the Company in June 2012.

Audit Fees

Wei, Wei & Co., LLP billed $70,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2013. Wei, Wei & Co., LLP billed $70,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2012.

Audit-Related Fees

Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2013 for assurance and related services that are reasonably related to the performance of the fiscal 2013 audit or review of the quarterly financial statements.  Wei, Wei & Co., LLP billed $5,000 to the Company during fiscal 2012 for assurance and related services that are reasonably related to the performance of the fiscal 2012 audit or review of the quarterly financial statements.

Tax Fees

Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2013 for professional services rendered for tax compliance, tax advice and tax planning.  Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2012 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2013 for services not described above.  Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2012 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2013 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10-e	Employment Agreement dated July 28, 2011 between Shenzhen Wonhe Technology Co., Ltd. and Nanfang Tong. (1)

10-f	Employment Agreement dated October 9, 2011 between Shenzhen Wonhe Technology Co., Ltd. and Chahua Yuan. (1)

21.	Subsidiaries – World Win International Holding Ltd. (BVI), a British Virgin Islands company
Kuayu International Holdings Group Limited (Hong Kong), a Hong Kong company
Shengshihe Management Consulting (Shenzhen) Co., Ltd, a Chinese company

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification – CFO

32	Rule 13a-14(b) Certifications

(1)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on June 28, 2012, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: March 31, 2014	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nanfang Tong	March 31, 2014
Nanfang Tong
Director, Chief Executive Officer

/s/ Chahua Yuan	March 31, 2014
Chahua Yuan
Chief Financial and Accounting Officer

/s/ Qing Tong	March 31, 2014
Qing Tong,
Director
/s/ Jingwu Li	March 31, 2014
Jingwu Li,
Director
/s/ Yang Jie	March 31, 2014
Yang Jie, Director

*       *       *       *       *