Form 10-Q
period 2014-03-31
Wonhe High-Tech International, Inc.
filed 2014-05-15
CIK 1434388

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐   Accelerated filer ☐    Non-accelerated filer☐   Smaller reporting company ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 15, 2014
Common Voting Stock: 38,380,130

WONHE HIGH-TECH INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE FISCAL QUARTER ENDED MARCH 31, 2014

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

ASSETS	March 31, 2014	December 31, 2013
	(Unaudited)

Current assets:
Cash	$34,666,654	$35,146,245
Inventory	163,991	165,407
Prepaid expenses	65,054	65,616

Total current assets	34,895,699	35,377,268

Fixed assets	485,618	489,810
Less: accumulated depreciation	(227,815)	(209,301)

Fixed assets, net	257,803	280,509

Other assets:
Intangible assets, net	15,139	17,451
Other assets – principally security deposits	27,173	27,343
Prepaid income taxes	2,612,574	2,635,124

Total other assets	2,654,886	2,679,918

TOTAL ASSETS	$37,808,388	$38,337,695

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
 (IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31, 2014	December 31, 2013
	(Unaudited)

Current liabilities:
Accounts payable	$14,592	$14,717
Payroll payable	20,869	21,628
Taxes payable	38,919	33,719
Loan from Stockholder	147,166	143,222
Accrued expenses and other payables	189,939	174,483

Total current liabilities	411,485	387,769

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 shares issued and outstanding at March 31, 2014 and December 31, 2013	38,380	38,380
Additional paid-in capital	17,011,131	17,011,131
Statutory reserve fund	1,835,144	1,835,144
Retained earnings	16,417,209	16,634,433
Other comprehensive income	724,567	1,036,323
Stockholders’ equity before noncontrolling interests	36,026,431	36,555,411
Noncontrolling interests	1,370,472	1,394,515

Total stockholders’ equity	37,396,903	37,949,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,808,388	$38,337,695

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended March 31,
	2014	2013

Sales	$-	$9,617,400
Cost of sales	-	(4,922,413)

Gross profit	-	4,694,987

Operating expenses:
Research and development expenses	23,711	60,288
Selling and marketing expenses	108,215	81,976
General and administrative expenses	122,739	233,113

Total operating expenses	254,665	375,377

(Loss) income from operations	(254,665)	4,319,610

Interest income	30,096	14,048

(Loss) income before (benefit from) provision for income taxes	(224,569)	4,333,658
(Benefit from) provision for income taxes	4,855	4,818

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended March 31,
	2014	2013

Net (loss) income	(229,424)	4,328,840
Noncontrolling interests	12,200	(215,719)

Net (loss) income attributable to common stockholders	(217,224)	4,113,121

(Loss) earnings per common share, basic and diluted	$(0.01)	$0.17

Weighted average shares outstanding, basic and diluted	38,380,130	23,900,130

Comprehensive income:
Net (loss) income	$(229,424)	$4,328,840
Foreign currency translation adjustment	(323,599)	84,321

Comprehensive (loss) income	(553,023)	4,413,161

Comprehensive income attributable to noncontrolling interests	24,043	(219,904)

Comprehensive (loss) income attributable to common stockholders	$(528,980)	$4,193,257

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, December 31, 2013	$38,380	$17,011,131	$16,634,433	$1,835,144	$1,394,515	$1,036,323	$37,949,926
Net (loss)	-	-	(217,224)	-	(12,200)	-	(229,424)
Other comprehensive (loss)	-	-	-	-	(11,843)	(311,756)	(323,599)

Balance, March 31, 2014	$38,380	$17,011,131	$16,417,209	$1,835,144	$1,370,472	$724,567	$37,396,903

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$(229,424)	$4,328,840
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,634	21,609
Change in operating assets and liabilities:
Decrease in accounts receivable	170	958,748
Decrease (increase) in inventory	1,416	(6,047)
Decrease in advances to suppliers	-	3,391,336
Decrease in prepaid expenses	562	62,692
(Increase) in prepaid income taxes	-	(501,348)
(Decrease) increase in accounts payable	(125)	177
(Decrease) increase in payroll payable	(759)	20,843
Increase (decrease) in taxes payable	5,200	(677,287)
Increase in accrued expenses and other payable	15,455	12,543

Net cash (used in) provided by operating activities	(184,871)	7,612,106

Cash flows from financing activities:
Loans from related parties	5,000	15,000

Effect of exchange rate changes on cash	(299,720)	82,292

Net Change in cash	(479,591)	7,709,398
Cash, beginning	35,146,245	5,215,738

Cash, ending	$34,666,654	$12,925,136

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$1,154,277

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and trade of hi-tech products based on x86 (instruction set architecture based on Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).  The product Shenzhen Wonhe offered to market is the Home Media Center (HMC).  The Company is located in Shenzhen, Guangdong Province, China.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

1.             ORGANIZATION (continued)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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
Shengshihe Management Consulting (Shenzhen) Co., Ltd., a Chinese Corporation
Contractual Relationships
Shenzhen Wonhe Technology Co., Ltd., a Chinese corporation

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements as of and for the three months ended March 31, 2014 and 2013 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of March 31, 2014 and for the three months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements.  The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC.  In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

Principally almost of the assets recorded on the balance sheets of the Company are owned by Shenzhen Wonhe.  In addition, all of the unrecognized revenue-producing assets of the Company, such as intellectual property and the assembled workforce, are owned by Shenzhen Wonhe.  Likewise, all of the recognized assets of Shenzhen Wonhe are recorded on the Company’s balance sheets, and all of the unrecognized assets of Shenzhen Wonhe are utilized for the benefit of the Company.

The following are financial statement amounts and balances of Shenzhen Wonhe that have been included in the accompanying consolidated financial statements.

ASSETS	March 31, 2014	December 31, 2013
	(Unaudited,
	In U.S. $)	(In U.S. $)
Current assets:
Cash	$34,509,192	$35,007,670
Inventory	163,991	165,407
Prepaid expenses	65,054	65,616

Total current assets	34,738,237	35,238,693

Fixed assets	485,618	489,810
Less: accumulated depreciation	(227,815)	(209,301)

Fixed assets, net	257,803	280,509

Other assets:
Intangible assets	15,139	17,451
Other assets – principally security deposits	27,173	27,343
Prepaid income taxes	2,612,574	2,635,124

Total other assets	2,654,886	2,679,918

TOTAL ASSETS	$37,650,926	$38,199,120

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES

Current liabilities:

Payable to WFOE(1)	$19,191,267	$19,191,267
Due to Wonhe High-Tech International, Inc.(2)	9,864,355	9,949,498
Accounts payable	14,592	14,717
Payroll payable	19,377	20,123
Taxes payable	431	561
Loans from stockholder	-	-
Accrued expenses and other payables	177,212	178,740

Total current liabilities	29,267,234	29,354,906

TOTAL LIABILITIES	$29,267,234	$29,354,906

(1)
Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,070). The monthly payments had been paid in full as of March 31, 2014.

(2)
Payable for issuance of common stock represents cash received by Shenzhen Wonhe in consideration of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,800,000).

	For the Three Months Ended March 31,
	2014	2013

Sales	$-	$9,617,400
Net income (loss)(3)	(222,241)	4,314,388

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to WFOE.

	For the Three Months Ended March 31,
	2014	2013

Net cash (used in) provided by operating activities	$(199,988)	$7,608,147
Effect of exchange rate changes on cash	(298,490)	81,662

Net change in cash	$(498,478)	$7,689,809

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2014	December 31, 2013	March 31, 2013

Balance sheet items, except for stockholders’ equity, as of year end	0.1622	0.1636	0.1592

Amounts included in the statements of income, statements of changes in stockholders’ equity and statements of cash flows	0.1634	N/A	0.1591

For the three months ended March 31, 2014 and 2013, foreign currency translation adjustments of $(323,599) and $84,321, respectively, have been reported as other comprehensive income. Other comprehensive income of the Company consists entirely of foreign currency translation adjustments.  Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

During the last quarter of 2013, the Company discontinued the production of HMC660 pending the introduction of a second generation HMC660, which is being developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of the market for the second generation HMC660. There were no sales during the quarter ended March 31, 2014.

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

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $98,040 and $65,637 for the three months ended March 31, 2014 and 2013, respectively.

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use. The software is essential to the functionality of the Company’s tangible products. Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $23,711 and $60,288 for the three months ended March 31, 2014 and 2013, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances.  The allowance for slow-moving and obsolete inventory was $180,972 and $182,534 for computer components as of March 31, 2014 and December 31, 2013.

Prepaid Expenses

Prepaid expenses primarily consist of the advanced payments for advertisement and software development. As of March 31, 2014 and December 31, 2013, prepaid expenses were $65,054 and $65,616, respectively.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, the Company’s VIE is required to transfer 10% of its net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of the VIE’s registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.  As of March 31, 2014, there was no net income transferred into statutory reserve as the Company incurred loss during this quarter. As of December 31, 2013, $1,835,144 had been transferred from retained earnings to the statutory reserve fund.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  As of March 31, 2014, deferred tax asset was $30,275, recognized for net operating loss carryforward of Shenzhen Wonhe. Full valuation allowance against this deferred tax asset was established due to the uncertainty in realizing its benefits.

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.  As of March 31, 2014 and December 31, 2013, the Company did not record any liabilities for unrecognized tax benefits.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%.  No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three months ended March 31, 2014 and 2013.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by the third year 50% reduction in its Enterprise Income Tax rate commenced from January 1, 2014.  The tax regulations require that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company has now been declared exempt from tax with respect to 2012, the payments will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of March 31, 2014 and December 31, 2013.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

3.             RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2014, the FASB issued ASU No. 2014-06, Technical Corrections and Improvements Related to Glossary Terms.  This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms.  The adoption of this pronouncement, effective March 14, 2014, did not have a material effect on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward.  An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and did not have a material impact on the Company's consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

3.             RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

4.	FIXED ASSETS

Fixed assets at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013

Office equipment	$157,460	$158,819
Motor vehicles	219,014	220,905
Leasehold improvements	109,144	110,086

	485,618	489,810
Less: Accumulated depreciation	(227,815)	(209,301)

Fixed assets, net	$257,803	$280,509

Depreciation expense charged to operations for the three months ended March 31, 2014 and 2013 was $20,456 and $19,486, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

5.             INTANGIBLE ASSETS

Intangible assets at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014	December 31, 2013

Software	$25,952	$26,176
Less: Accumulated amortization	(10,813)	(8,725)

Intangible assets, net	$15,139	$17,451

Software was purchased in December 2012, and is being amortized over three years, beginning in January 2013.  Amortization expense charged to operations for the three months ended March 31, 2014 and 2013 was $2,178 and $2,123, respectively.

6.             LEASE OBLIGATIONS

The Company leased its prior offices in Shenzhen from an unrelated third party at a monthly rental of $15,800 under an operating lease expiring on February 28, 2019.  The Company terminated the lease on September 30, 2013 without incurring any penalties.  On September 30, 2013, the Company entered into another lease agreement with an unrelated third party at a monthly rental of $9,698 per month.  The new lease expires on August 31, 2014.

Rent expense for the three months ended March 31, 2014 and 2013 was $32,216 and $44,500, respectively.

7.             RELATED PARTY TRANSACTIONS

From time to time officers/stockholders have loaned money to the Company, primarily to meet the non-RMB cash requirements of the parent and subsidiaries. The loans are non-interest bearing, and the balance due was $147,166 and $143,222 at March 31, 2014 and December 31, 2013, respectively.  Approximately $110,000 of the loan represents professional and legal fees incurred in the U.S. paid by officers/stockholders and approximately $36,000 represents operating expenses of Wonhe High-Tech and Shengshihe Consulting since their inception.  The balance is reflected as loans from stockholders.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

8.             FAIR VALUE MEASUREMENTS (continued)

Level 2 Inputs – Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of March 31, 2014 and December 31, 2013, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

9.             INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consisted of the following for the three months period ended March 31, 2014 and 2013:

	For the Three Months ended March 31,
	2014	2013

Current	$4,855	$4,818
Deferred	(30,499)	-
Change in valuation allowance	30,499	-

Total	$4,855	$4,818

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

9.             INCOME TAXES (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31, 2014		For the Three Months Ended March 31, 2013
	Tax Provision	Tax Rate	Tax Provision	Tax Rate

Tax at statutory rate	$(28,071)	12.50%	$1,083,415	25.00%
VIE tax holiday	-	-	(1,078,597)	(24.89)%
Valuation allowance	30,499	(13.58)%	-	-
Foreign tax rate differential	2,427	(1.08)%	-	-

Total	$4,855	(2.16)%	$4,818	0.11%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	For the Three Months ended March 31,
	2014	2013

Aggregate dollar effect of tax holiday	$-	$(1,078,597)
Per share effect, basic and diluted	-	(0.045)

The Company’s PRC tax filings for the tax years ended December 31, 2012 and 2011 were examined by the tax authorities in April 2013 and 2012, respectively.  The examinations were completed and resulted in no adjustments.  The Company’s PRC tax filings for the tax year ended December 31, 2013 will be examined by the tax authorities in May, 2014.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012 and for the six months period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year, and for the year ended December 31, 2013.  Failure to furnish any income tax returns and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through March 31, 2014.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

9.             INCOME TAXES (continued)

All of the Company’s operations are conducted in the PRC.  At March 31, 2014, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $16.4 million and the Company held approximately $34.7 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

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

11.          CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

During the three months ended March 31, 2014, the Company had no sales.

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
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

Total contribution to employee welfare for the three months ended March 2014 and 2013 were as follow:

	For the Three Months ended March 31,
	2014	2013

Total contributions	$4,785	$6,135

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the three months ended March 31, 2014 and 2013, and the percentage change between comparable numbers recorded in 2014 and 2013.

	Three Months Ended March 31		Percentage Increase/
	2014	2013	(Decrease)
Sales	$-	$9,617,400	(100)%
Gross profit	-	(4,922,413)	(100)%
(Loss) income from operations	(254,665)	4,319,610	(106)%
Net (loss) income attributable to common stockholders	$(217,224)	$4,113,121	(105)%

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

As a result of our announcement that a second generation product was coming, demand for our first generation product soon fell significantly.  Sales in the third quarter of 2013 fell by 27% from the third quarter of 2012; sales in the fourth quarter of 2013 were only $814,816. Toward the end of 2013, therefore, we terminated production of the HMC660. The overall result was that sales for year ended December 31, 2013 increased by only $292,274 compared with sales during the year ended December 31, 2012.

For the three month period ended March 31, 2014, sales of HMC 660 were still terminated. We are in continuing discussion with the government regarding development of the second generation products.

Income from Operations.  Our operating expenses for the three months ended March 31, 2014 decreased to $254,665 from $375,377 in the three months ended March 31, 2013.   The components of our operating expenses were:

•
Research and development expenses.  Research and development expenses are primarily comprised of salaries for R&D employees. In the three months ended March 31, 2014, our research and development expenses decreased to $23,711 from $60,288 in the three months ended March 31, 2013. The primary reason for the decrease is that our development of the second generation HMC660 was delayed by our ongoing discussions with government regarding the applicable design standards.

•
Selling and Marketing Expenses.  Selling and marketing expenses were primarily comprised of salaries and advertisement expenses. Even though we terminated selling HMC660 in the recent months, we still expect the second generation HMC660 will gain market share and that our new products will piggy-back on that momentum, so we keep investing in market promotions in order to achieve further growth. Selling and marketing expenses increased by 32% to $108,215 for the three months ended March 31, 2014 from $81,976 for the three months ended March 31, 2013.

•
General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of administrative employees’ salaries, rent, professional service expenses and other expenses incurred for G&A functions. G&A expenses decreased to $122,739 for the three months ended March 31, 2014 from $233,113 for the three months ended March 31, 2013, representing a 47% decrease. The decrease was primarily due to the reduction in expenses that accompanied our suspension of sales activity.

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

After deducting these operating expenses, for the three months ended March 31, 2014 we realized an operating loss of $(254,665), whereas during the three months ended March 31, 2013, we recorded  operating income of $4,319,610.

Other Income.   Our only non-operating income and expenses are interest income and expense. For the three months ended March 31, 2014, we recorded net interest income of $30,096, an improvement from the $14,048 net interest income in the first quarter of 2013, due to our increased bank balances.

Provision for Income Taxes.  The corporate income tax rate in China is 25%, and that was our effective tax rate in 2012 when we recorded a provision for taxes of $2,355,125 on pre-tax income of $9,595,331.  Beginning in 2013, however, our operating entity has received a preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe will be entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by local tax bureau that the income tax paid as of the date of notification of RMB 16,107,114 (approximately $2,612,574) could be offset against our future income tax after the tax exemption period. Accordingly, we recorded that amount as prepaid income taxes on our balance sheets.

The Company’ 100% income tax exemption expired on December 31, 2013. From 2014 through 2016, the Company will be required to pay only 50% of Enterprise Income Tax. As a result, a tax provision of $4,855 was recorded for the three months ended March 31, 2014.

Net Income (loss). We reported a net loss of ($229,424) for the three months ended March 31, 2014 and net income of $4,328,840 for the three months ended March 31, 2013.  The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we reduced our net loss by  a “non-controlling interest” of $12,200 for three months ended March 2014 and reduced our net income by a “non-controlling interest” of $215,719 for three months ended March 31, 2013 before recognizing net income attributable to the common stockholders on our Consolidated Statements of Income and Comprehensive Income. After that, our net income/(loss) attributable to the common stockholders’ for the three months ended March 31, 2014 and 2013 was $(217,224)  (($0.01) per share) and $4,113,121 ($0.17 per share).

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2014 and 2013, foreign currency translation adjustments of $(323,599) and $84,321 have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, equity contributions by our shareholders and a private placement.  As a result, at March 31, 2014, our debt consisted of $147,166 that we have borrowed from stockholders, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation and professional expenses.  At March 31, 2014, our working capital totaled $34,484,214, a decrease of $505,285 since December 31, 2013.

Our cash and cash equivalents of $34,666,654 primarily consist of cash on hand and demand deposits. All of that amount is held in the PRC:  $157,462 by our subsidiary and $34,509,192 by Shenzhen Wonhe, our VIE.  Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $163,991 in inventory and $65,054 in advances to suppliers.  In 2013, we recorded an inventory allowance for estimated unmarketable inventory. Inventory amounts are reported net of such allowances. The allowance for slow-moving and obsolete inventory was $180,972 and $182,534 as of March 31, 2014 and December 31, 2013.

Because we used to outsource almost all of our manufacturing operations, our cash flows can be dedicated to working capital – during the three months ended March 31, 2014 we made no capital investments.  Accordingly, we stayed current with our vendors - only $14,592 in accounts payable at March 31, 2014 - despite recorded no sales during the quarter.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Net cash provided (used to) by operating activities	$(184,871)	$7,612,106
Net cash provided by investing activities	-	-
Net cash provided by financing activities	5,000	15,000
Effects of Exchange Rate Changes on Cash	(299,720)	82,292
Net Change in Cash and Cash Equivalents	(479,591)	7,709,398
Cash and Cash Equivalents at Beginning of the Period	35,146,245	5,215,738
Cash and Cash Equivalent at End of the Period	$34,666,654	$12,925,136

Operating activities

Our operations used $184,871 in cash during the three months ended March 31, 2014.  This is less than our net loss of $229,424 primarily because the net loss included $22,634 in depreciation and amortization expense.

Investing activities

There were no investing transactions during the three months ended March 31, 2014 and 2013. Unless we expand our business activities in the future, investing activities will involve insignificant amounts of cash.

Financing activities

The net cash provided by financing activities of $5,000 for the three months ended March 31, 2014 represented a loan of $5,000 from related parties to allow us to pay professional fees in the U.S.

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

Items	PRC GAAP	US GAAP
Accumulated profit) as of January 1, 2014 – Shenzhen Wonhe	$19,349,006	$19,349,006
Net income for the three months ended March 31, 2014 – Shenzhen Wonhe	(222,241)	(222,241)
Accumulated profit as of March 31, 2014 – Shenzhen Wonhe	19,126,765	19,126,765
Appropriation of statutory reserves - Shenzhen Wonhe*	1,934,900
Accumulated profit available for dividend as of March 31, 2014 – Shenzhen Wonhe	17,191,865	19,126,765
Accumulated profit as of March 31, 2014 – WFOE	102,589	102,589
Noncontrolling interest - Shenzhen Wonhe**	(859,593)	(956,338)
Accumulated profit as of March 31, 2014 - consolidated	$16,434,861	$18,273,016

* Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.

** Noncontrolling interest is calculated as 5% of Shenzhen Wonhe’s accumulated profit available for dividend.

In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of March 31, 2014 and December 31, 2013, an aggregate amount of $1,835,144 have been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three months ended March 31, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

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

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement.  To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated.  We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system.  Our bases for this conclusion are:

•	The Exclusive Technical Service and Business Consulting Agreement provide an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.
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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2014.  The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2014.

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
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the first quarter of fiscal 2014.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2014.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: May 15, 2014	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Chahua Yuan
Chahua Yuan, Chief Financial Officer, Chief Accounting Officer

*      *       *      *       *