Form 10-Q
period 2014-06-30
Wonhe High-Tech International, Inc.
filed 2014-08-14
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

August 14, 2014

Common Voting Stock: 38,380,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2014

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

ASSETS	June 30, 2014	December 31, 2013
	(Unaudited)

Current assets:
Cash	$34,637,591	$35,146,245
Inventory	152,257	165,407
Prepaid expenses	29,682	65,616

Total current assets	34,819,530	35,377,268

Fixed assets	486,217	489,810
Less: accumulated depreciation	(248,427)	(209,301)

Fixed assets, net	237,790	280,509

Other assets:
Intangible assets, net	12,992	17,451
Other assets – principally security deposits	27,206	27,343
Prepaid income taxes	2,615,795	2,635,124

Total other assets	2,655,993	2,679,918

TOTAL ASSETS	$37,713,313	$38,337,695

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

LIABILITIES AND stockholders’ EQUITY	June 30, 2014	December 31, 2013
	(Unaudited)

Current liabilities:
Accounts payable	$14,610	$14,717
Payroll payable	20,724	21,628
Taxes payable	44,797	33,719
Loan from stockholder	147,317	143,222
Accrued expenses and other payables	206,375	174,483

Total current liabilities	433,823	387,769

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	38,380	38,380
Additional paid-in capital	17,011,131	17,011,131
Retained earnings	16,251,049	16,634,433
Statutory reserve fund	1,847,057	1,835,144
Other comprehensive income	768,649	1,036,323

Stockholders’ equity before noncontrolling interests	35,916,266	36,555,411
Noncontrolling interests	1,363,224	1,394,515

Total stockholders’ equity	37,279,490	37,949,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,713,313	$38,337,695

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$-	$10,145,618	$-	$19,763,018
Cost of sales	-	(5,192,768)	-	(10,115,181)

Gross profit	-	4,952,850	-	9,647,837

Operating expenses:
R & D expenses	23,569	36,046	47,280	96,334
Selling and marketing	43,620	108,049	151,835	190,025
General and administrative	121,732	180,025	244,471	413,246

Total operating expenses	188,921	324,120	443,586	669,605

(Loss) income from operations	(188,921)	4,628,730	(443,586)	8,948,232

Interest income	30,804	16,722	60,900	30,877

(Loss) income before (benefit from) provision for income taxes	(158,117)	4,645,452	(382,686)	8,979,109
Provision for (benefit from) income taxes	5,044	(2,069,645)	9,899	(2,064,827)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net (loss) income	(163,161)	6,715,097	(392,585)	11,043,936
Noncontrolling interests	8,914	(335,015)	21,114	(550,735)

Net (loss) income attributable to common stockholders	$(154,247)	$6,380,082	$(371,471)	$10,493,201

(Loss) earnings per common share, basic and diluted	$(0.00)	$0.19	$(0.01)	$0.37

Weighted average shares outstanding, basic and diluted	38,380,130	33,447,383	38,380,130	28,700,130

Comprehensive income:
Net (loss) income	$(163,161)	$6,715,097	$(392,585)	$11,043,936
Foreign currency translation adjustment	45,748	234,257	(277,851)	318,577

Comprehensive (loss) income	(117,413)	6,949,354	(670,436)	11,362,513

Comprehensive loss (income) attributable to non controlling interests	7,248	(350,839)	31,291	(570,743)

Comprehensive (loss) income attributable to common stockholders	$(110,165)	$6,598,515	$(639,145)	$10,791,770

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE SIX MONTHS ended JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Non controlling Interests	Other Comprehensive Income	Total

Balance, December 31, 2013	$38,380	$17,011,131	$16,634,433	$1,835,144	$1,394,515	$1,036,323	$37,949,926
Net (loss)	-	-	(371,471)	-	(21,114)	-	(392,585)
Appropriation of statutory reserve	-	-	(11,913)	11,913	-	-	-
Other comprehensive (loss)	-	-	-	-	(10,177)	(267,674)	(277,851)

Balance, June 30, 2014	$38,380	$17,011,131	$16,251,049	$1,847,057	$1,363,224	$768,649	$37,279,490

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(392,585)	$11,043,936
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	45,103	43,489
Change in operating assets and liabilities:
Decrease in accounts receivable	137	375,757
Decrease in inventory	13,150	73,000
Decrease in advances to suppliers	-	4,606,030
Decrease (increase) in prepaid expenses	35,934	(163,700)
Decrease (increase) in prepaid income taxes	19,329	(2,602,910)
(Decrease) increase in accounts payable	(107)	297
(Decrease) increase in payroll payable	(904)	38,282
Increase (decrease) in taxes payable	11,078	(655,804)
Increase in accrued expenses and other payable	31,892	27,649

Net cash (used in) provided by operating activities	(236,973)	12,786,026

Cash flows from financing activities:
Stockholder loans	4,095	25,537
Proceeds from issuance of common stock	-	9,912,000

Net cash provided by financing activities	4,095	9,937,537

Effect of exchange rate changes on cash	(275,776)	311,403

Net Change in cash	(508,654)	23,034,966
Cash, beginning	35,146,245	5,215,738

Cash, ending	$34,637,591	$28,250,704

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$1,161,532

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

On May 30, 2012, Shenzhen Wonhe entered into (i) an Exclusive Technical Service and Business Consulting Agreement, (ii) a Proxy Agreement, (iii) Share Pledge Agreement, and (iv) Call Option Agreement with Shengshihe Consulting.  The foregoing agreements are collectively referred to as the “VIE Agreements.”

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

1.	ORGANIZATION (continued)

Exclusive Technical Service and Business Consulting Agreement:  Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting in an amount equal to 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $8,140 (RMB 50,000) each month.  The agreement has an unlimited term and can only be terminated by mutual agreement of the parties.

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

Call Option Agreement:  Pursuant to the Call Option Agreement, Shengshihe Consulting has an exclusive option to purchase, or to designate a purchaser for, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Shenzhen Wonhe held by each of the stockholders of Shenzhen Wonhe.  To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately $0.16 (RMB1.00) or the minimum amount required by PRC law or government practice. This Agreement remains effective until all the equity interests under the Agreement have been transferred to Shengshihe Consulting or its designee.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

1.	ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements as of and for the three and six months ended June 30, 2014 and 2013 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entities (“VIEs”).  ASC 810 requires a VIE to be consolidated by a reporting entity if that reporting entity is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a reporting entity, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the reporting entity is the primary beneficiary of the entity.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

ASSETS	June 30 , 2014	December 31, 2013
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$34,458,943	$35,007,670
Inventory	152,257	165,407
Prepaid expenses	29,682	65,616

Total current assets	34,640,882	35,238,693

Fixed assets	486,217	489,810
Less: accumulated depreciation	(248,427)	(209,301)

Fixed assets, net	237,790	280,509

Other assets:
Intangible assets	12,992	17,451
Other assets – principally security deposits	27,206	27,343
Prepaid income taxes	2,615,795	2,635,124

Total other assets	2,655,993	2,679,918

TOTAL ASSETS	$37,534,665	$38,199,120

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES

Current liabilities:

Payable to WFOE(1)	$19,191,267	$19,191,267
Due to Wonhe High-Tech International, Inc.(2)	9,876,518	9,949,498
Accounts payable	14,610	14,717
Payroll payable	19,230	20,123
Taxes payable	418	561
Accrued expenses and other payables	177,396	178,740

Total current liabilities	29,279,439	29,354,906

TOTAL LIABILITIES	$29,279,439	$29,354,906

(1)	Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,140). The monthly payments have been paid in full as of June 30, 2014.

(2)	Payable for issuance of common stock represents cash received by Shenzhen Wonhe for the sale of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,800,000).

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)	(In U.S. $)	(In U.S. $)

Sales	$-	$10,145,618	$-	$19,763,018
Net (loss) income(3)	$(162,074)	$6,700,328	$(384,315)	$11,014,716

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)

Net cash (used in) provided by operating activities	$(346,129)	$22,576,240
Net cash provided by financing activities	4,189	25,537
Effect of exchange rate changes on cash	(206,787)	392,698

Net change in cash	$(548,727)	$22,994,475

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. Statements of operations and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2014	December 31, 2013	June 30, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1624	0.1636	N/A

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows	0.1628	N/A	0.1601

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three months ended June 30, 2014 and 2013, foreign currency translation adjustments of $45,748 and $234,257, respectively; for the six months ended June 30, 2014 and 2013, foreign currency translation adjustments of $(277,851) and $318,577, respectively, have been reported as other comprehensive income (loss). Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied:

•	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
•	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
•	Shenzhen Wonhe establishes its own pricing for its products.
•	Shenzhen Wonhe has discretion in supplier selection.
•	Shenzhen Wonhe designed the Home Media Center Model 660 (the “HMC660”) and is responsible for all of its specifications.
•	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.
•	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

During the last quarter of 2013, the Company discontinued the production of HMC660 pending the introduction of a second generation HMC660, which is being developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of the market for the second generation HMC660. There were no sales during the three and six months ended June 30, 2014.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $32,200 and $96,473 for the three months ended June 30, 2014 and 2013, respectively; and $130,240 and $162,109 for the six months ended June 30, 2014 and 2013, respectively.

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use.  The software is essential to the functionality of the Company’s tangible products.  Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $23,569 and $36,046 for the three months ended June 30, 2014 and 2013, respectively; $47,280 and $96,334 for the six months ended June 30, 2014 and 2013, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances.  The allowance for slow-moving and obsolete inventory was $181,195 and $182,534 for computer components as of June 30, 2014 and December 31, 2013.

Prepaid Expenses

Prepaid expenses primarily consist of the advanced payments for advertising and software development. As of June 30, 2014 and December 31, 2013, prepaid expenses were $13,735 and $65,616, respectively.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and VIE are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.   As of June 30, 2014, $1,839,547 had been transferred from retained earnings to the statutory reserve fund.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.  As of June 30, 2014, the deferred tax asset was $52,677, recognized for net operating loss carryforwards of Shenzhen Wonhe. A full valuation allowance against this deferred tax asset was established due to the uncertainty in realizing its benefits.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of June 30, 2014 and December 31, 2013, the Company did not record any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income tax in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2014 and 2013.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by a 50% exemption in the third year commencing January 1, 2014.  The tax regulations require that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company has now been declared exempt from tax with respect to 2012, the payments will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of June 30, 2014 and December 31, 2013.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

In June 2014, FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

3.	Recently Issued Accounting Standards (continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule utilizing either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impacts of this updated authoritative guidance on its consolidated financial statements

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity's operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

3.	Recently Issued Accounting Standards (continued)

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

4.	fixed assets

Fixed assets at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013

Office equipment	$157,654	$158,819
Motor vehicles	219,284	220,905
Leasehold improvements	109,279	110,086

	486,217	489,810
Less: Accumulated depreciation	(248,427)	(209,301)

Fixed assets, net	$237,790	$280,509

Depreciation expense charged to operations for the three months ended June 30, 2014 and 2013 was $20,293 and $19,732, respectively; Depreciation expense charged to operations for the six months ended June 30, 2014 and 2013 was $40,761 and $39,220, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

5.	INTANGIBLE assets

Intangible assets at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014	December 31, 2013

Software	$25,984	$26,176
Less: Accumulated amortization	(12,992)	(8,725)

Intangible assets, net	$12,992	$17,451

Software was purchased in December 2012, and is being amortized over three years, beginning in January 2013. Amortization expense charged to operations for the three months ended June 30, 2014 and 2013 was $2,161 and $2,148, respectively; Amortization expense charged to operations for the six months ended June 30, 2014 and 2013 was $4,342 and $4,269, respectively.

6.	Lease ObligationS

The Company leased its prior offices in Shenzhen from an unrelated third party at a monthly rental of $15,800 under an operating lease expiring on February 28, 2019.  The Company terminated the lease on September 30, 2013 without incurring any penalties.  On September 30, 2013, the Company entered into another lease agreement with an unrelated third party at a monthly rental of $9,621 per month.  The new lease expires on August 31, 2014.

Rent expense for the three months ended June 30, 2014 and 2013 was $31,979 and $45,059, respectively; rent expense for the six months ended June 30, 2014 and 2013 was $64,195 and $89,559, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder has loaned money to the Company, primarily to meet the non-RMB cash requirements of the parent and subsidiaries. The loans are non-interest bearing, and the balance due was $147,317 and $143,222 at June 30, 2014 and December 31, 2013, respectively. Approximately $110,000 of the loan represents professional and legal fees incurred in the U.S. paid by the stockholde and approximately $36,000 represents operating expenses of Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from the stockholder.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  As of June 30, 2014 and December 31, 2013, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis.  Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

9.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC.  Its operations in the United States have been insignificant and income taxes have not been accrued.  In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consisted of the following for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$5,044	$(2,069,645)	$9,899	$(2,064,827)
Deferred	(22,178)	-	(52,677)	-
Change in valuation allowance	22,178	-	52,677	-

	$5,044	$(2,069,645)	$9,899	$(2,064,827)

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

9.	Income taxes (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$(19,656)	12.50%	$(42,727)	12.50%
VIE tax holiday	-	-	-	-
Valuation allowance	22,178	(14.10)%	52,677	(13.80)%
Foreign tax rate differential	2,522	(1.60)%	4,949	(1.30)%

Tax at effective tax rate	$5,044	(3.21)%	$9,899	(2.59)%

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$1,161,363	25.00%	$2,244,778	25.00%
VIE tax holiday	(3,231,008)	(70.00)%	(4,309,605)	(48.00)%

Tax at effective tax rate	$(2,069,645)	(45.00)%	$(2,064,827)	(23.00)%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	Three Months Ended June 30,		Six Months Ended June 30, 2013
	2014	2013	2014	2013

Aggregate dollar effect of tax holiday	$-	$(3,231,008)	$-	$(4,309,605)
Per share effect, basic and diluted	$-	$(0.10)	$-	$(0.15)

The Company’s PRC tax filings for the tax year ended December 31, 2013 was examined by the tax authorities in May, 2014.  The examinations were completed and resulted in no adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

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

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through June 30, 2014.  However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

All of the Company’s operations are conducted in the PRC.  At June 30, 2014, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $16.2 million and the Company held approximately $34.6 million of cash and cash equivalents in the PRC.  These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC.  While repatriation of some cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

10.	CONTINGENCIES

As disclosed in Note 9, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Services.  The Company is unable to determine the amount of penalties, if any, that may be assessed at this time.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information report for the year ended December 31, 2013 and 2012, concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

11.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

During the three and six months ended June 30, 2014, the Company had no sales.

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

Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that the Company pay a percentage of employee salaries into the specified plans:

Regulation	Plan	% of Salary
Shenzhen Special Economic Zone Social Retirement Insurance Regulations	Pension	13%
Shenzhen Work-Related Injury Insurance Regulations	Workers Comp.	0.4%
Guangdong Unemployment Insurance Regulations	Unemployment	2%
Housing Provident Fund Management Regulations	Housing	5%
Shenzhen Social Medical Insurance Measures	Medical	6.5% or 0.6%*
Guangdong Employees Maternity Insurance	Maternity	0.5% or 0.2%*

*	Depending on their position in the company, employees receive either hospitalization, medical and maternity insurance or comprehensive medical and maternity insurance, which is a lower premium.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS (continued)

Total contributions to employee welfare programs for the three and six months ended June 30, 2014 and 2013 were as follow:

	For the Three Months ended June 30,
	2014	2013

Total contributions	$4,846	$5,739

	For the Six Months ended June 30,
	2014	2013

Total contributions	$9,631	$11,874

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Accounting for Variable Interest Entity

On May 30, 2012, Shengshihe Consulting and Shenzhen Wonhe and its shareholders Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

(1)	Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe. In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is required to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month ($8,140). The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe. The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

(2)	Call Option Agreement among the Shenzhen Wonhe Shareholders and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or any lower price permitted by PRC law. The Shenzhen Wonhe Shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option. In addition, the Call Option Agreement gives to Shengshihe Consulting the right of prior approval of any significant action by Shenzhen Wonhe, including appointment of management, sale of assets or equity, distribution of profits, or entry into any material agreement. The Call Option Agreement will not terminate until the option is exercised in full.

(3)	Proxy Agreement by the Shenzhen Wonhe Shareholders pursuant to which they each authorize Shengshihe Consulting to designate an individual to exercise all of his shareholder rights with respect to Shenzhen Wonhe. The Proxy Agreement states that Shengshihe Consulting will be entitled to all information regarding Shenzhen Wonhe’s operations, business, clients, accounting and employees in order to perform its function under the Proxy Agreement. The Proxy Agreement has no termination date nor any termination clause, and is binding on each Shenzhen Wonhe Shareholder as long as he owns equity in Shenzhen Wonhe.

(4)	Share Pledge Agreement among the Shenzhen Wonhe Shareholders, Shenzhen Wonhe, and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have pledged all of their equity in Shenzhen Wonhe to Shengshihe Consulting to guarantee Shenzhen Wonhe’s and Shenzhen Wonhe Shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement. In the event of a default under any of those agreements, Shengshihe Consulting will be entitled to auction the equity interests of the Shenzhen Wonhe Shareholders and shall receive a priority payment from the auction proceeds to the extent of its unpaid receivable. The Share Pledge Agreement will not terminate until all obligations under the three other agreements have been satisfied.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the three and six months ended June 30, 2014 and 2013, and the percentage change between comparable numbers recorded in 2014 and 2013.

	Three Months Ended March 31		Percentage
	2014	2013	Increase/(Decrease)
Sales	$-	$10,145,618	(100)%
Gross Profit	-	4,952,850	(100)%
Operating (Loss) Income	(188,921)	4,628,730	(104)%
Net (loss) income attributable to common stockholders	$(154,247)	$6,380,082	(102)%

	Six Months Ended March 31		Percentage
	2014	2013	Increase/(Decrease)
Sales	$-	$19,763,018	(100)%
Gross Profit	-	9,647,837	(100)%
Operating (Loss) Income	(443,586)	8,948,232	(105)%
Net (loss) income attributable to common stockholders	$(371,471)	$10,493,201	(104)%

Sales. During 2011 we had twelve full-time employees involved in developing a market for HMC660.  They introduced the product to electronics distribution companies throughout the Guangdong Province of China and established cooperative sales relationships with several of them.  When we initiated sales at the end of 2011, we engaged an advertising company at a monthly cost of $31,820 to generate publicity about the HMC660.  This program caused demand for the product to rise quickly, which contributed to the rapid growth of sales. For the year ended December 31, 2013, sales were $25,474,097 representing 53,476 units of the HMC 660.

Sales of the HMC660 continued to grow through the first six months of 2013.  During the third quarter, however, we announced that we were developing the second generation of HMC660. The reason for this development project was to expand our potential market.  To date we have focused our sales effort in Guangdong Province. We want to expand our customer base, but have been informed that in order to achieve successful entry into other provinces, our product will have to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customer group that does not receive service through SARFT is dominated by local media companies. The changes being implemented in the second generation product, therefore, are changes needed to meet SARFT purchasing standards.

As a result of our announcement that a second generation product was coming, demand for our first generation product fell significantly.  Sales in the third quarter of 2013 fell by 27% from the third quarter of 2012; sales in the fourth quarter of 2013 were only $814,816. Toward the end of 2013 we terminated production of the HMC660.

For the six month period ended June 30, 2014, we recorded no sales of HMC 660. We are still in discussion with the government regarding development of the second generation products.

Income from Operations.  Our operating expenses for the three and six months ended June 30, 2014 decreased to $188,921 and $443,586 from $324,120 and $669,605, compared with the three and six months ended June 30, 2013.  The primary reason for the decrease is the absence of sales in the three and six month periods ended June 30, 2014.  The components of our operating expenses were:

☐	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three and six months ended June 30, 2014, our research and development expenses decreased to $23,569 and $47,280 from $36,046, and $96,334, compared with the three and six months ended June 30, 2013. The primary reason for the decrease is that we terminated R&D for the HMC660 as a result of our plan of developing the second generation products regarding which we are still in discussion with government.

☐	Selling and Marketing Expenses. Selling and marketing expenses were primarily comprised of salaries and advertising expenses. Even though we terminated selling HMC660 in the current periods, we still believe the second generation HMC660 will gain market share and that our new products will piggy-back on our prior momentum, so we keep investing in market promotions in order to achieve future demand and growth. But promotion expenses decreased. Selling and marketing expenses decreased by 59% to $43,620 and by 20% to $151,835 for the three and six months ended June 30, 2014 from $108,049 and $190,025 for the three and six months ended June 30, 2013, respectively.

☐	General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of rent, administrative employees’ salaries, professional service expenses and other expenses incurred for G&A functions. G&A expenses decreased to $121,732 and $244,471 for the three and six months ended June 30, 2014 from $180,025 and $413,246 for the three and six months ended June 30, 2013, respectively, representing a 32% and 69% decrease. The decrease was primarily because of the decrease in sales.

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

Because our contributions are proportionate to salaries paid, as expansion of our business causes an increase in our staff, our contributions to these welfare funds will likewise increase.  In addition, labor rates in China have increased significantly in recent years and can be expected to continue to increase.  Any such increases will in turn cause an increase in the amount we pay for employee welfare plans.

After deducting these operating expenses, for the three and six months ended June 30, 2014 we realized operating losses of $(188,921) and $(443,586), a decrease of $4,817,651 and $9,391,818 or 104% and 105%, from the operating income of $4,628,730 and $8,948,232 that we reported in the three and six months ended June 30, 2013, respectively.

Other Income.   For the three and six months ended June 30, 2014, we realized interest income on our bank balances, from which we earned $30,804 and $60,900, respectively. For the three and six months ended June 30, 2013, interest income was $16,722 and $30,877, respectively.

Provision for Income Taxes.

The corporate income tax rate in China is 25%, and that was our effective tax rate in 2012 when we recorded a provision for taxes of $2,355,125 on pre-tax income of $9,595,331.  Beginning in 2013, however, our operating entity received a preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe has a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by local tax bureau that the income tax paid as of the date of notification of RMB 16,107,114 ($2,615,795) could be offset against our future income taxes after the tax exemption period.

The Income Tax exemption expired on December 31, 2013. From Jan 1, 2014, the benefit of paying 50% of Enterprise Income Tax commenced and will be taken in following 3 years. As a result, a tax provision of $5,044 and $9,899 was recorded for the three and six months ended June 30, 2014.

Net Income (loss). We reported net (loss) income of ($163,161) and $6,715,097 for the three months ended June 30, 2014 and 2013, and $(392,585) and $11,043,936 for the six months ended June 30, 2014 and 2013, respectively. The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we have a “non-controlling interest” of $8,914 and $21,114 for three and six months ended June 30, 2014 and deducted a “non-controlling interest” of $335,015 and $550,735 for three and six months ended June 30, 2013, respectively, before recognizing net income attributable to the common stockholders on our Consolidated Statements of Operations and Comprehensive (Loss) Income. After that, our net (loss) income attributable to the common stockholders’ for the three months ended June 30, 2014 and 2013 was $(154,247) ($(0.00) per share) and $6,380,082 ($0.19 per share), respectively, and for the six months ended June 30, 2014 and 2013 was $(371,471), ($(0.01) per share) and $10,493,201, ($0.37 per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2014 and 2013, foreign currency translation adjustments of $45,748 and $234,257, for the six months June 30, 2014 and 2013, foreign currency translation adjustments of $(277,851) and $318,577, respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, equity contributions by our shareholders and a private placement.  As a result, at June 30, 2014, our debt consisted of $147,317 that we have borrowed from a stockholder, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation and professional expenses.  At June 30, 2014, our working capital totaled $34,385,707, a decrease of $603,792 since December 31, 2013.

Our cash of $34,637,591 primarily consist of cash on hand and demand deposits. All of that amount is held in the PRC:  $178,648 by our subsidiary and $34,458,943 by Shenzhen Wonhe, our VIE.  Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.” In addition to cash, our working capital included $152,257 in inventory and $29,682 in advances to suppliers.  In 2013, we recorded an inventory allowance for estimated unmarketable inventory. Inventory amounts are reported net of such allowances. The allowance for slow-moving and obsolete inventory was $181,195 as of June 30, 2014.

During the six months ended June 30, 2014 we made no capital expenditures.  Accordingly, we stayed current with our vendors - only $14,610 in accounts payable at June 30, 2014 - and plan to utilize our cash to fund the purchases needed for future sales.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Net cash (used in) provided by operating activities	$(236,973)	$12,786,026
Net cash provided by investing activities	-	-
Net cash provided by financing activities	4,095	9,937,537
Effects of Exchange Rate Changes on Cash	(275,776)	311,403
Net Change in Cash	(508,654)	23,034,966
Cash at Beginning of the Period	35,146,245	5,215,738
Cash at End of the Period	$34,637,591	$28,250,704

Operating activities

Our operations used $236,973 and provided $12,786,026 in cash during the six months ended June 30, 2014 and 2013, respectively.  This is less than our net loss of $392,585.

Investing activities

There were no investing transactions during the six months ended June 30, 2014 and 2013. Unless we expand our business activities in the future, investing activities will involve insignificant amounts of cash.

Financing activities

The net cash provided by financing activities of $4,095 for the six months ended June 30, 2014 represented a loan from a stockholder to allow us to pay professional fees in the U.S.

We believe that our cash on hand will meet our cash needs for the next 12 months.

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

Items	PRC GAAP	US GAAP
Accumulated profit) as of January 1, 2014 – Shenzhen Wonhe	$19,349,006	$19,349,006
Net income for the six months ended June 30, 2014 – Shenzhen Wonhe	(384,315)	(384,315)
Accumulated profit as of June 30, 2014 – Shenzhen Wonhe	18,964,691	18,964,691
Appropriation of statutory reserves - Shenzhen Wonhe*	1,934,901
Accumulated profit available for dividend as of June 30, 2014 – Shenzhen Wonhe	17,029,960	18,964,691
Accumulated profit as of June 30, 2014 – WFOE	117,721	117,721
Appropriation of statutory reserves-WFOE	11,913
Noncontrolling interest - Shenzhen Wonhe**	(851,498)	(948,235)
Accumulated profit as of June 30, 2014 - consolidated	$16,284,270	$18,134,177

* Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.
** Noncontrolling interest is calculated as 5% of Shenzhen Wonhe’s accumulated profit available for dividend.

In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to stockholders in proportion to their existing stockholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of June 30, 2014, an aggregate amount of $1,934,901 and $11,913 have been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe and Shengshihe Consulting, respectively.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and six months ended June 30, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

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

There is a degree of uncertainty as to whether the VIE agreements would be enforceable within the Chinese legal system if, for any reason, we found it necessary to seek legal enforcement.  To date, there has been very limited judicial comment on such agreements, and nothing that would serve as binding precedent if the enforceability of our VIE agreements were to be adjudicated.  We believe that, if adjudicated, each of the four VIE agreements would be found enforceable by the Chinese legal system.  Our bases for this conclusion are:

☐	The Exclusive Technical Service and Business Consulting Agreement provides an exchange of money for services that is a fair and reasonable exchange and does not violate any principal of Chinese law.

☐	The Call Option Agreement is, essentially, a stand-still agreement under which the parties agree to take no action that would prejudice the other pending an acquisition of Shenzhen Wonhe by Shengshihe Consulting on terms that comply with Chinese law. A standstill agreement, in contemplation of a subsequent transfer is commonly enforced in China, where the transfer process can be lengthy.

☐	The Proxy Agreement conforms to Chinese corporate law that permits equity holders to appoint proxies to exercise their voting rights.

☐	The Share Pledge Agreement conforms to Chinese law that permits a pledge of equity to secure obligations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2014.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the second quarter of fiscal 2014.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2014.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: August 14, 2014	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Chahua Yuan
Chahua Yuan, Chief Financial Officer, Chief Accounting Officer