Form 10-Q
period 2014-09-30
Wonhe High-Tech International, Inc.
filed 2014-11-19
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

November 19, 2014

Common Voting Stock: 38,380,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2014

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

ASSETS	September 30, 2014	December 31, 2013
	(Unaudited)

Current assets:
Cash	$34,566,031	$35,146,245
Inventory	704,417	165,407
Prepaid expenses	19,628	65,616

Total current assets	35,290,076	35,377,268

Fixed assets	486,217	489,810
Less: accumulated depreciation	(268,758)	(209,301)

Fixed assets, net	217,459	280,509

Other assets:
Intangible assets, net	10,827	17,451
Other assets – principally security deposits	27,206	27,343
Prepaid income taxes	2,615,795	2,635,124

Total other assets	2,653,828	2,679,918

TOTAL ASSETS	$38,161,363	$38,337,695

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S.$)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2014	December 31, 2013
	(Unaudited)

Current liabilities:
Accounts payable	$566,770	$14,717
Payroll payable	20,968	21,628
Taxes payable	50,654	33,719
Loan from stockholder	147,317	143,222
Accrued expenses and other payables	222,416	174,483

Total current liabilities	1,008,125	387,769

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 shares issued and outstanding at September 30, 2014 and December 31, 2013	38,380	38,380
Additional paid-in capital	17,011,131	17,011,131
Retained earnings	16,130,657	16,634,433
Statutory reserve fund	1,848,579	1,835,144
Other comprehensive income	768,340	1,036,323

Stockholders’ equity before noncontrolling interests	35,797,087	36,555,411
Noncontrolling interests	1,356,151	1,394,515

Total stockholders’ equity	37,153,238	37,949,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,161,363	$38,337,695

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$-	$4,896,263	$-	$24,659,281
Cost of sales	-	(2,506,107)	-	(12,621,288)

Gross profit	-	2,390,156	-	12,037,993

Operating expenses:
R & D expenses	32,344	32,243	79,624	128,577
Selling and marketing	11,062	109,681	162,897	299,706
General and administrative	108,180	188,136	352,651	601,381

Total operating expenses	151,586	330,060	595,172	1,029,664

(Loss) income from operations	(151,586)	2,060,096	(595,172)	11,008,329

Interest income	30,721	27,704	91,621	58,581

(Loss) income before (benefit from) provision for income taxes	(120,865)	2,087,800	(503,551)	11,066,910
Provision for (benefit from) income taxes	5,061	(2,946)	14,960	(2,067,773)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net (loss) income	(125,926)	2,090,746	(518,511)	13,134,683
Noncontrolling interests	7,055	(103,813)	28,170	(654,549)

Net (loss) income attributable to common stockholders	$(118,871)	$1,986,933	$(490,341)	$12,480,134

(Loss) earnings per common share, basic and diluted	$(0.00)	$0.05	$(0.01)	$0.39

Weighted average shares outstanding, basic and diluted	38,380,130	38,380,130	38,380,130	31,962,125

Comprehensive (loss) income:
Net (loss) income	$(125,926)	$2,090,746	$(518,511)	$13,134,683
Foreign currency translation adjustment	(326)	203,315	(278,177)	521,892

Comprehensive (loss) income	(126,252)	2,294,061	(796,688)	13,656,575

Comprehensive (loss) income attributable to noncontrolling interests	7,072	(110,891)	38,364	(681,634)

Comprehensive (loss) income attributable to common stockholders	$(119,180)	$2,183,170	$(758,324)	$12,974,941

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE NINE MONTHS ended SEPTEMBER 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2013	$38,380	$17,011,131	$16,634,433	$1,835,144	$1,394,515	$1,036,323	$37,949,926
Net (loss)	-	-	(490,341)	-	(28,170)	-	(518,511)
Appropriation of statutory reserve	-	-	(13,435)	13,435	-	-	-
Other comprehensive (loss)	-	-	-	-	(10,194)	(267,983)	(278,177)

Balance, September 30, 2014 (Unaudited)	$38,380	$17,011,131	$16,130,657	$1,848,579	$1,356,151	$768,340	$37,153,238

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED, IN U.S.$)

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net (loss) income	$(518,511)	$13,134,683
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	65,889	65,860
Change in operating assets and liabilities:
Decrease in accounts receivable	-	3,444,471
Decrease in other assets	137
(Increase) decrease in inventory	(539,010)	75,954
Decrease in advances to suppliers	-	5,103,765
Decrease (increase) in prepaid expenses	45,988	(67,604)
Decrease (increase) in prepaid income taxes	19,329	(2,619,017)
Increase in accounts payable	552,053	386
(Decrease) in payroll payable	(660)	(6,554)
Increase (decrease) in taxes payable	16,935	(747,043)
Increase in accrued expenses and other payable	47,933	37,242

Net cash (used in) provided by operating activities	(309,916)	18,422,143

Cash flows from financing activities:
Stockholder loans	5,000	40,000
Proceeds from issuance of common stock	-	9,912,000

Net cash provided by financing activities	5,000	9,952,000

Effect of exchange rate changes on cash	(275,298)	513,817

Net Change in cash	(580,214)	28,887,960
Cash, beginning	35,146,245	5,215,738

Cash, ending	$34,566,031	$34,103,698

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$1,165,885

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements as of and for the three and nine months ended September 30, 2014 and 2013 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2013, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

ASSETS	September 30, 2014	December 31, 2013
	(Unaudited, In U.S. $)	(In U.S. $)
Current assets:
Cash	$34,366,321	$35,007,670
Inventory	704,417	165,407
Prepaid expenses	19,628	65,616

Total current assets	35,090,366	35,238,693

Fixed assets	486,217	489,810
Less: accumulated depreciation	(268,758)	(209,301)

Fixed assets, net	217,459	280,509

Other assets:
Intangible assets	10,827	17,451
Other assets – principally security deposits	27,206	27,343
Prepaid income taxes	2,615,795	2,635,124

Total other assets	2,653,828	2,679,918

TOTAL ASSETS	$37,961,653	$38,199,120

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES

Current liabilities:

Payable to WFOE(1)	$19,191,267	$19,191,267
Due to Wonhe High-Tech International, Inc. (2)	9,876,518	9,949,498
Accounts payable	566,770	14,717
Payroll payable	19,474	20,123
Taxes payable	413	561
Accrued expenses and other payables	264,833	178,740

Total current liabilities	29,919,275	29,354,906

TOTAL LIABILITIES	$29,919,275	$29,354,906

(1)	Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,140). The monthly payments have been paid in full as of September 30, 2014.

(2)	Payable for issuance of common stock represents cash received by Shenzhen Wonhe for the sale of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,800,000).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)	(In U.S. $)	(In U.S. $)

Sales	$-	$4,896,263	$-	$24,659,281
Net (loss) income(3)	$(141,108)	$2,076,258	$(563,391)	$13,090,975

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	Nine Months Ended Sep 30,
	2014	2013
	(Unaudited)	(Unaudited)
	(In U.S. $)	(In U.S. $)

Net cash (used in) provided by operating activities	$(450,261)	$28,250,160
Net cash provided by financing activities	5,000	40,000
Effect of exchange rate changes on cash	(196,088)	536,520

Net change in cash	$(641,349)	$28,826,680

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2014	December 31, 2013	September 30, 2013

Balance sheet items, except for stockholders’ equity, as of period end	0.1624	0.1636	N/A

Amounts included in the statements of operations, statements of changes in stockholders’ equity and statements of cash flows	0.1626	N/A	0.1607

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three months ended September 30, 2014 and 2013, foreign currency translation adjustments of $(326) and $203,315, respectively; for the nine months ended September 30, 2014 and 2013, foreign currency translation adjustments of $(278,177) and $521,892, respectively, have been reported as other comprehensive income (loss). Other comprehensive income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

Revenue and Cost Recognition

The Company receives revenue from sales of electronic products. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605).  Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Finished goods are delivered from outsourced manufacturers to the Company.  Revenue is recognized when the title to the products has been passed to customer, which is the date the products are picked up by the customer at the Company’s location or delivered to the designated locations by Company employees and accepted by the customer and the previously discussed requirements are met. The customer’s acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form.  The Company does not provide the customers with the right of return. A 36-month warranty is offered to customers for exchange or repair of defective products, the cost of which is substantially covered by the outsourced manufacturers’ warranty policies as specified in the contract between the Company and its outsourced manufacturers. As a result, the Company does not recognize a warranty liability.  Payments received before all of the relevant criteria for revenue recognition are met are recorded as advances from customers.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed the Home Media Center Model 660 (the “HMC660”) and is responsible for all of its specifications.
●	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

During the last quarter of 2013, the Company discontinued the production of HMC660 pending the introduction of a second generation HMC660, which is being developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of the market for the second generation HMC660. There were no sales during the three and nine months ended September 30, 2014.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $0 and $97,028 for the three months ended September 30, 2014 and 2013, respectively; and $130,080 and $259,137 for the nine months ended September 30, 2014 and 2013, respectively.

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use.  The software is essential to the functionality of the Company’s tangible products.  Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $32,344 and $32,243 for the three months ended September 30, 2014 and 2013, respectively; $79,624 and $128,577 for the nine months ended September 30, 2014 and 2013, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

The Company estimates an inventory allowance for estimated unmarketable inventories.  Inventory amounts are reported net of such allowances. The allowance for slow-moving and obsolete inventory was $181,195 and $182,534 for computer components as of September 30, 2014 and December 31, 2013.

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

The estimated useful lives for fixed asset categories are as follows:

Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the length of the lease or life of the improvements

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and the VIE are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.   As of September 30, 2014, $1,848,579 had been transferred from retained earnings to the statutory reserve fund.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. As of September 30, 2014, the deferred tax asset was $70,424, recognized for net operating loss carryforwards of Shenzhen Wonhe. A full valuation allowance against this deferred tax asset was established due to the uncertainty in realizing its benefits.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of September 30, 2014 and December 31, 2013, the Company did not record any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2014 and 2013.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by a 50% exemption in the third year commencing January 1, 2014.  The tax regulations require that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company has now been declared exempt from tax with respect to 2012, the payments will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of September 30, 2014 and December 31, 2013.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current periods financial statement presentation.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

4.	fixed assets

Fixed assets at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(Unaudited)

Office equipment	$157,654	$158,819
Motor vehicles	219,284	220,905
Leasehold improvements	109,279	110,086

	486,217	489,810
Less: Accumulated depreciation	(268,758)	(209,301)

Fixed assets, net	$217,459	$280,509

Depreciation expense charged to operations for the three months ended September 30, 2014 and 2013 was $20,306 and $20,212, respectively; Depreciation expense charged to operations for the nine months ended September 30, 2014 and 2013 was $61,067 and $59,432, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

5.	INTANGIBLE ASSETS

Intangible assets at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014	December 31, 2013
	(Unaudited)

Software	$25,984	$26,176
Less: Accumulated amortization	(15,157)	(8,725)

Intangible assets, net	$10,827	$17,451

Software was purchased in December 2012, and is being amortized over three years, beginning in January 2013. Amortization expense charged to operations for the three months ended September 30, 2014 and 2013 was $2,162 and $2,159, respectively; Amortization expense charged to operations for the nine months ended September 30, 2014 and 2013 was $6,504 and $6,428, respectively.

6.	LEASE OBLIGATIONS

The Company leased its prior offices in Shenzhen from an unrelated third party at a monthly rental of $15,800 under an operating lease expiring on February 28, 2019. The Company terminated the lease on September 30, 2013 without incurring any penalties. On September 30, 2013, the Company entered into another lease agreement with an unrelated third party at a monthly rental of $9,651 per month. The lease expired on August 31, 2014. On September 1, 2014, the Company renewed the lease agreement at the same rent per month for 12 months. It expires on August 31, 2015.

Rent expense for the three months ended September 30, 2014 and 2013 was $31,847 and $31,475, respectively; rent expense for the nine months ended September 30, 2014 and 2013 was $96,042 and $137,089, respectively.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer has loaned money to the Company, primarily to meet the non-RMB cash requirements of the parent and subsidiaries. The loans are non-interest bearing, and the balance due was $147,317 and $143,222 at September 30, 2014 and December 31, 2013, respectively. Approximately $110,000 of the loan represents professional and legal fees incurred in the U.S. paid by the stockholder and approximately $36,000 of operating expenses for Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from the stockholder.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2014 and December 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

9.	INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

9.	INCOME TAXES (continued)

The provision for (benefit from) income taxes consisted of the following for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$5,061	$(2,946)	$14,960	$(2,067,773)
Deferred	(17,747)	-	(70,424)	-
Change in valuation allowance	17,747	-	70,424	-

	$5,061	$(2,946)	$14,960	$(2,067,773)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$(15,217)	12.50%	$(62,944)	12.50%
VIE tax holiday	-	-	-	-
Valuation allowance	17,747	(14.58)%	70,424	(13.99)%
Foreign tax rate differential	2,531	(2.08)%	7,480	(1.49)%

Tax at effective tax rate	$5,044	(4.16)%	$14,960	(2.97)%

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

9.	INCOME TAXES (continued)

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$521,950	25.00%	$2,766,727	25.00%
VIE tax holiday	(524,896)	(25.14)%	(4,834,500)	(48.00)%

Tax at effective tax rate	$(2,946)	(0.14)%	$(2,067,773)	(23.00)%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Aggregate dollar effect of tax holiday	$-	$(524,896)	$-	$(4,834,500)
Per share effect, basic and diluted	$-	$(0.01)	$-	$(0.15)

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

9.	INCOME TAXES (continued)

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through September 30, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties.

All of the Company’s operations are conducted in the PRC. At September 30, 2014, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $16.1 million and the Company held approximately $34.5 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

11.	CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

During the three and nine months ended September 30, 2014, the Company had no sales.

Four customers accounted for 56% and two customers accounted for 22% of total sales during the three months and nine months ended September 30, 2013, respectively. As of September 30, 2013, seven major customers accounted for 100% of accounts receivable.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED, IN U.S.$)

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS (continued)

Total contributions to employee welfare programs for the three and nine months ended September 30, 2014 and 2013 were as follow:

	For the Three Months ended September 30,		For the Nine Months ended September 30,
	2014	2013	2014	2013

Total contributions	$3,477	$5,455	$16,039	$21,481

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Accounting for Variable Interest Entity

On May 30, 2012, Shengshihe Consulting and Shenzhen Wonhe and its shareholders Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

(1)	Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe. In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is required to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month (US$8,130). The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe. The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

(2)	Call Option Agreement among the Shenzhen Wonhe Shareholders and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or any lower price permitted by PRC law. The Shenzhen Wonhe Shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option. In addition, the Call Option Agreement gives to Shengshihe Consulting the right of prior approval of any significant action by Shenzhen Wonhe, including appointment of management, sale of assets or equity, distribution of profits, or entry into any material agreement. The Call Option Agreement will not terminate until the option is exercised.

(3)	Proxy Agreement by the Shenzhen Wonhe Shareholders pursuant to which they each authorize Shengshihe Consulting to designate someone to exercise all of their shareholder rights with respect to Shenzhen Wonhe. The Proxy Agreement states that Shengshihe Consulting will be entitled to all information regarding Shenzhen Wonhe’s operations, business, clients, accounting and employees in order to perform its function under the Proxy Agreement. The Proxy Agreement has no termination date nor any termination clause, and is binding on each Shenzhen Wonhe Shareholder as long as they own equity in Shenzhen Wonhe.

(4)	Share Pledge Agreement among the Shenzhen Wonhe Shareholders, Shenzhen Wonhe, and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have pledged all of their equity in Shenzhen Wonhe to Shengshihe Consulting to guarantee Shenzhen Wonhe’s and Shenzhen Wonhe Shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement. In the event of a default under any of those agreements, Shengshihe Consulting will be entitled to auction the equity interests of the Shenzhen Wonhe Shareholders and shall receive a priority payment from the auction proceeds to the extent of its unpaid receivable. The Share Pledge Agreement will not terminate until all obligations under the three other agreements have been satisfied.

The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe is to cause the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe is now treated as a variable interest entity (“VIE”).  Since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since January 1, 2012.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the three and nine months ended September 30, 2014 and 2013, and the percentage change between comparable numbers recorded in 2014 and 2013.

	Three Months Ended September 30,		Percentage Increase/
	2014	2013	(Decrease)
Sales	$-	$4,896,263	(100)%
Gross profit	-	2,390,156	(100)%
Operating (loss) income	(151,586)	2,060,096	(107)%
Net (loss) income attributable to common stockholders	$(118,871)	$1,986,933	(106)%

	Nine Months Ended September 30,		Percentage Increase/
	2014	2013	(Decrease)
Sales	$-	$24,659,281	(100)%
Gross Profit	-	12,037,993	(100)%
Operating (loss) Income	(595,172)	11,008,329	(105)%
Net (loss) income attributable to common stockholders	$(490,341)	$12,480,134	(104)%

Sales. We started sales of our HMC 660 products in December 2011 and the first quarter of 2012 was our first profitable quarter. When we initiated sales at the end of 2011, we engaged an advertising company to generate publicity about the HMC660.  This program caused demand for the product to rise quickly, which contributed to the rapid growth of sales. For the years ended December 31, 2013 and 2012, sales of $25,474,097 and $25,181,823 represented 53,476 and 53,920 units of HMC 660, respectively.

Sales of the HMC660 continued to grow through the first six months of 2013.  During the third quarter, however, we announced that we were developing the second generation of the HMC660. The reason for this development project is to expand our potential market.  To date we have focused our sales effort in Guangdong Province. We want to expand our customer base, but have been informed that in order to achieve successful entry into other provinces, our product will have to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customer group that does not receive service through SARFT is dominated by local media companies. The changes being implemented in the second generation product, therefore, are changes needed to meet SARFT purchasing standards.

As a result of our announcement that a second generation product was being developed, demand for our first generation product fell significantly.  Sales in the third quarter of 2013 fell by 27% from the third quarter of 2012; sales in the fourth quarter of 2013 were only $814,816. Toward the end of 2013 we terminated production of the HMC660. The overall result was that sales for year ended December 31, 2013 increased by only $292,274 compared with sales during the year ended December 31, 2012.

In the third quarter of 2014, our second generation of HMC 660 was successfully developed, which is called HMC 720. It passed the stability test by Dongguan Yueshi Electronic Products Test Co., Ltd on October 15, 2014. As the new product is not permitted to be sold before the stability test is successfully completed, for the three and nine month periods ended September 30, 2014, we did not have any sales.

Income from Operations.  Our operating expenses for the three and nine months ended September 30, 2014 decreased to $151,586 and $595,172 from $330,060 and $1,029,664, compared with the three and nine months ended September 30, 2013, respectively.  The primary reason for the decrease was the significant decrease in sales.  The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three months ended September 30, 2014 and 2013, our research and development expenses were $32,344 and $32,243, respectively. In the nine months ended September 30, 2014 and 2013, our research and development expense were $79,624 and $128,577, respectively. For the nine months ended September 30, 2014, it decreased by $48,953 or 38%. The primary reason for the decrease was that we were substantially completed with the research and development of the HMC720 and were preparing for the stability test.
●	Selling and Marketing Expenses. Selling and marketing expenses were primarily comprised of salaries and advertising expenses. Even though we terminated selling the HMC660 in 2013, we are hopeful that the new second generation HMC720 will gain market share and that our new product will piggy-back on our prior momentum, so we continued minimal promotions in order to maintain our visibility, causing promotion expenses to decrease. Selling and marketing expenses decreased by 90% to $11,062 and by 46% to $162,897 for the three and nine months ended September 30, 2014 from $109,681 and $299,706 for the three and nine months ended September 30, 2013, respectively.
●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of rent, administrative employees’ salaries, rent, professional fees and other expenses incurred for G&A functions. G&A expenses decreased to $108,180 and $352,651 for the three and nine months ended September 30, 2014 from $188,136 and $601,381 for the three and nine months ended September 30, 2013, representing a 42% and 41% decrease, respectively. The decrease was principally due to cost containment efforts as a result of the decrease in sales.

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

Because our contributions are proportionate to salaries paid, as expansion of our business causes an increase in our staff, our contributions to these welfare funds will likewise increase.  In addition, labor rates in China have increased significantly in recent years and can be expected to continue to increase.  Any such increases will in turn cause an increase in the amount we pay to into these employee welfare plans.

After deducting these operating expenses, for the three and nine months ended September 30, 2014 we realized an operating loss of $(151,586) and $(595,172), a decrease of $2,211,682 and $11,603,501 or 107% and 105%, from operating income of $2,060,096 and $11,008,329 that we reported in the three and nine months ended September 30, 2013,respectively.

Interest Income. We earned interest income on our bank balances, from which we gained $30,721 and $91,621 for the three and nine months ended September 30, 2014, and $27,704 and $58,581 for the three and nine months ended September 30, 2013,respectively. The Company’s strong cash position and its reduced operations enabled the investment of its available cash.

Provision for Income Taxes.

The Enterprise Income Tax rate in China is 25%. Beginning in 2013, however, Shenzhen Wonhe received a preferential tax treatment from the PRC State Administration of Taxation.   It is entitled to a two-year 100% exemption commencing January 1, 2012, of the Enterprise Income Tax followed by a three year 50% exemption in its Enterprise Income Tax rate. On May 10, 2013, we were informed by local tax bureau that the income tax paid as of the date of notification of RMB 16,107,114 ($2,615,795) could be utilized to offset against our future income tax liability after the tax exemption period. The 100% income tax exemption expired on December 31, 2013. From Jan 1, 2014, the 50% exemption of the Enterprise Income Tax will be taken in the following 3 years.

A tax provision of $5,061 and $14,960 was recorded for the three and nine months ended September 30, 2014 which principally related to the tax on the consulting fee paid to Shengshen Consulting. Consolidated tax returns are not allowed in the PRC.

Net Income (loss). We reported net (loss) income of ($125,926) and $2,090,746 for the three months ended September 30, 2014 and 2013, and $(518,511) and $13,134,683 for the nine months ended September 30, 2014 and 2013, respectively. The VIE agreements assign to Shengshihe Consulting only 95% of the net earnings from Shenzhen Wonhe.  For that reason, we allocated a ”non-controlling interest” of ($7,055) and ($28,170) for three and nine months ended September 30, 2014 and deducted a “non-controlling interest” of $103,813 and $654,549 for three and nine months ended September 30, 2013 before recognizing net income attributable to the common stockholders’ on our Consolidated Statements of Operations and Comprehensive Income. After that, our net (loss) income attributable to the common stockholders’ for the three months ended September 30, 2014 and 2013 was $(118,871), ($.00) per share and $1,986,933, $.05 per share, and for the nine months ended September 30, 2014 and 2013 was $(490,341), ($0.01) per share and $12,480,134 , $0.39 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2014 and 2013, foreign currency translation adjustments of ($326) and $203,315, for the nine months September 30, 2014 and 2013, foreign currency translation adjustments of ($278,177) and $521,892, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash on hand generated from cash flows from operations, equity contributions by our shareholders and a private placement.  As a result, at September 30, 2014, our debt consisted of $147,317 that we have borrowed from stockholders, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation and professional expenses.  At September 30, 2014, our working capital totaled $34,281,951, a decrease of $707,548 since December 31, 2013.

Our cash of $34,566,031 primarily consist of cash on hand and demand deposits. That entire amount is held in the PRC:  $199,710 by our subsidiary and $34,366,321 by Shenzhen Wonhe, our VIE.  Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash, our working capital included $704,417 in inventory and $19,628 in advances to suppliers.  In 2013, we recorded an inventory allowance for estimated unmarketable inventory. Inventory amounts are reported net of such allowances. The allowance for slow-moving and obsolete inventory was $181,195 as of September 30, 2014. During the nine months ended September 30, 2014, we wrote-off unmarketable inventory of finished goods by RMB 73,500 ($11,922). Inventory amounts are reported net of this wrote-off.

Because we previously outsourced almost all of our manufacturing operations, our cash flows can be dedicated to working capital. During the nine months ended September 30, 2014 we made no capital investments.  Due to the successful development of our second generation product, we outsourced the manufacturing to commence production and causing an increase in payables to vendor of $552,053 and an increase in inventory of $539,010.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Net cash (used in) provided by operating activities	$(309,916)	$18,422,143
Net cash provided by investing activities	-	-
Net cash provided by financing activities	5,000	9,952,000
Effects of Exchange Rate Changes on Cash	(275,298)	513,817
Net Change in Cash and Cash Equivalents	(580,214)	28,887,960
Cash and Cash Equivalents at Beginning of the Period	35,146,245	5,215,738
Cash and Cash Equivalent at End of the Period	$34,566,031	$34,103,698

Operating activities

Our operations used $309,916 and provided $18,422,143 in cash during the nine months ended September 30, 2014 and 2013.  This is less than our net loss of $518,511.

Investing activities

There were no investing transactions during the nine months ended September 30, 2014 and 2013. Unless we expand our business activities in the future, investing activities will involve insignificant amounts of cash.

Financing activities

The net cash provided by financing activities of $5,000 for the nine months ended September 30, 2014 represented a loan from related parties to allow us to pay professional fees in the U.S.

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

Items	PRC GAAP	US GAAP
Accumulated profit as of January 1, 2014 – Shenzhen Wonhe	$19,349,006	$19,349,006
Net income for the nine months ended September 30, 2014 – Shenzhen Wonhe	(563,391)	(563,391)
Accumulated profit as of September 30, 2014 – Shenzhen Wonhe	18,785,615	18,785,615
Appropriation of statutory reserves - Shenzhen Wonhe*	1,931,731
Accumulated profit available for dividend as of September 30, 2014 – Shenzhen Wonhe	16,853,884	18,785,615
Accumulated profit as of September 30, 2014 – WFOE	132,903	132,903
Appropriation of statutory reserves-WOFE	13,435
Noncontrolling interest - Shenzhen Wonhe**	(842,694)	(935,781)
Accumulated profit as of September 30, 2014 - consolidated	$16,130,658	$17,982,737

* Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.

In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of September 30, 2014, an aggregate amount of $1,931,731 has been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and nine months ended September 30, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

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

iii	no provision in the New M&A Rules clearly classifies the contractual arrangements between Shengshihe Consulting and Shenzhen Wonhe as a type of transaction falling within the New M&A Rules.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2014.

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

(a) Unregistered sales of equity securities
The Company did not effect any unregistered sale of securities during the third quarter of fiscal 2014.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2014.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: November 19, 2014	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Chahua Yuan
Chahua Yuan, Chief Financial Officer, Chief Accounting Officer

*  *  *  *  *

