Form 10-K
period 2014-12-31
Wonhe High-Tech International, Inc.
filed 2015-03-30
CIK 1434388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐      Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2014, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $126,570,951 based upon the closing sale price on June 30, 2014 of $3.60 per share.

As of March 30, 2015, there were 38,380,130 shares of common stock outstanding.

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

As a result of the share exchange in June 2012, our current organizational structure is as follows:

Business Overview

Shenzhen Wonhe is a high-tech enterprise which specializes in research and development and the marketing of high-end business and personal IT products that provide third party application services. Until recently, all of our revenues were derived from sales of our Home Media Center 660 (“HMC660”) in Guangdong Province. However, during the last quarter of 2013, the Company discontinued the production of HMC660 and focused on development of a second generation home media center, the "HMC720", which we developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of our market. In October 2014, we introduced the HMC720 and began to rebuild our sales volume.

HMC720 is a data storage, management and control center for household equipment, and a central processing center which uses remote wireless technology to allow a user to control various devices while at home or remotely when away from home. HMC720 provides a software platform that has the functional characteristics of both a family security device and a direct TV receiver, with the ability to access TV and video on demand, as well as to function as a game console and storage facility for family and business information. HMC720 can be used to watch ground satellite programs, read CD-ROMs and video files, support Wifi functions, share broadband access, support 3G module functions, and can be adapted to include other applications.

Based on the HMC660, the upgrade of our HMC720 included adoption of the fourth-generation Intel program and improvement of the memory to 4G. The HMC720 uses a 2.5 inch 1T hard disk as well as dual band processing system to ensure the successful reception of signals, and to guarantee a clear image. In addition to supporting MPEG-1/2/4, H.264, H.263, WMV7/8/9, Divx and other formats, HMC720 adds the rapid hardware function and lossless play function of APEG. HMC720 products are sensitive in speed regulation and key press, along with excellent thermal dissipation function. The noise is lower than 20 decibels. Thus, users can have interactive digital recreation, education and commercial activities at the same time that they watch digital television programs.

We believe our HMC720 has the following favorable traits and advantages compared to other similar products currently available in the marketplace:

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

We introduced our HMC660 in December 2011 and then terminated sales at the end of 2013. Due to the short period of time this product was offered, we were not able to establish a significant market share and strong market competitive strength. The lack of sales from the last quarter of 2013 until the fourth quarter of 2014 further affected our market share. There can be no guarantee that we can compete successfully now or in the future, or that competitive pressures will not have a material adverse effect on our business, financial condition and results of operations.

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

Our Marketing Strategy

Sales of the HMC660 were limited to Guangdong Province. Recently we introduced our second generation product, the HMC720, which meet the purchasing standards of the local State Administration of Radio Film and Television in other provinces. Our marketing strategy will entail the establishment of a national network of dedicated sales agencies and distributors. As we introduce products, Shenzhen Wonhe will first sell the product to local sales agencies and distributors to introduce the products to the market. As demand grows, we will transition to exclusive distribution and sales channels. Support for the marketing effort will involve a five prong program:

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

During 2013 Shenzhen Wonhe outsourced the manufacture of its products to two producers: Shenzhen Tehuilong Electronic R&D Center produced the majority of our units, but was supplemented by Weiyida Electronic Product (Shenzhen) Co., Ltd. For our newly developed product, the HMC720, we haveadopted the same production mode, but have engaged only one manufacturer, Shenzhen Tehuilong Electronic R&D Center, to perform the manufacturing.

Relying on one manufacturer is a risk to our business. However, in determining to outsource all of our initial manufacturing to Shenzhen Tehuilong, we considered the following factors:

●	That manufacturer’s production capacity and manufacturing strength are sufficient to satisfy our current annual sales plan.

●	Every month we ordered a sufficient quantity of products to meet the next month’s demand, which protected us from the risk of non-delivery.

●	We have been able to maintain close relations with other manufacturers that possess good production technology, and so could secure a replacement for our contracted manufacturer if necessary.

Intellectual Property

Research and Development

Shenzhen Wonhe possesses a core technology team, most of whom have been engaged in the IT industry for more than 10 years. The members of our technology team specialize in development of hardware, system drivers, industrial design, application software systems and backstage data service.

Producers of information technology products face strong pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. Shenzhen Wonhe spent approximately $92,956, $156,000 and $574,000 on its research and development efforts for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The EIT Law and its implementing rules generally provide that a 10% withholding tax applies to China-sourced income derived by non-resident enterprises for PRC enterprise income tax purposes unless the jurisdiction of incorporation of such enterprises’ shareholder has a tax treaty with China that provides for a different withholding arrangement. Shengshihe Consulting is considered a FIE and is directly held by our subsidiary in Hong Kong, Kuayu. According to a 2006 tax treaty between the Mainland and Hong Kong, dividends payable by an FIE in China to the company in Hong Kong that directly holds at least 25% of the equity interests in the FIE will be subject to a no more than 5% withholding tax. We expect that such 5% withholding tax will apply to dividends paid to Kuayu by Shengshihe Consulting, but this treatment will depend on our status as a non-resident enterprise.

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

We have a total of 26 full-time employees and no part-time employees.

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

Prior to 2012, our current management had no experience managing and operating a public company and has relied in many instances on the professional experience and advice of third parties including our attorneys and accountants.  Few members of our middle and top management staff were educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with the U.S. Securities and Exchange Commission ("SEC") rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002, as amended. Failure to comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

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

We rely on one third-party manufacturer to manufacture our products.

We currently depend on one contracted manufacturer to manufacture the products that we sell. If any significant problems occur at the production facility of our third-party manufacturer, our ability to deliver our products could be adversely affected.  If our contract manufacturer is unable to maintain adequate manufacturing and shipping capacity, it may be unable to provide us with timely delivery of products of acceptable quality. Our inability to meet our customers’ demand for our products could have a material adverse impact on our business, financial condition and results of operations.  In addition, if the prices charged by our contractor increase for reasons such as increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We require our contract manufacturer to meet our standards in terms of product quality and other matters. Any failure by our contract manufacturer to meet these standards, to adhere to labor or other laws or to diverge from our mandated practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

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

If the China Securities Regulatory Commission (“CSRC”) or another PRC regulatory agency determines that CSRC approval was required in connection with the reverse acquisition of World Win, the reverse acquisition may be unwound, or we may become subject to penalties.

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

We occupy our principal executive offices in Shenzhen, China at a current monthly rental of approximately $9,579. Our lease for the premises expires on August 31, 2015.

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

	Bid
Quarter Ending	High	Low
March 31, 2013	$3.00	$1.90
June 30, 2013	$2.38	$1.60
September 30, 2013	$1.67	$1.35
December 31, 2013	$1.58	$1.50

March 31, 2014	$3.60	$1.50
June 30, 2014	$3.60	$3.60
September 30, 2014	$3.80	$1.95
December 31, 2014	$3.80	$1.11

(b) Shareholders

On March 31, 2015 there were 6,255 holders of record of our common stock.

(c) Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2014.

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

(e) Sale of Unregistered Securities

Wonhe High-Tech International did not effect any unregistered sales of equity securities during the quarter ended December 31, 2014.

(f) Repurchase of Equity Securities

Wonhe High-Tech International, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2014.

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

On May 30, 2012, Shengshihe Consulting and Shenzhen Wonhe and its shareholders Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

(1)	Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe. In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is required to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month (U.S.$8,135). The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe. The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

(2)	Call Option Agreement among the Shenzhen Wonhe Shareholders and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 ($0.16) or any lower price permitted by PRC law. The Shenzhen Wonhe Shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option. In addition, the Call Option Agreement gives to Shengshihe Consulting the right of prior approval of any significant action by Shenzhen Wonhe, including appointment of management, sale of assets or equity, distribution of profits, or entry into any material agreement. The Call Option Agreement will not terminate until the option is fully exercised.

(3)	Proxy Agreement by the Shenzhen Wonhe Shareholders pursuant to which they each authorize Shengshihe Consulting to designate someone to exercise all of their shareholder rights with respect to Shenzhen Wonhe. The Proxy Agreement states that Shengshihe Consulting will be entitled to all information regarding Shenzhen Wonhe’s operations, business, clients, accounting and employees in order to perform its function under the Proxy Agreement. The Proxy Agreement has no termination date nor any termination clause, and is binding on each Shenzhen Wonhe Shareholder as long as he owns equity in Shenzhen Wonhe.

(4)	Share Pledge Agreement among the Shenzhen Wonhe Shareholders, Shenzhen Wonhe, and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have pledged all of their equity in Shenzhen Wonhe to Shengshihe Consulting to guarantee Shenzhen Wonhe’s and Shenzhen Wonhe Shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement. In the event of a default under any of those agreements, Shengshihe Consulting will be entitled to auction the equity interests of the Shenzhen Wonhe Shareholders and shall receive a priority payment from the auction proceeds to the extent of its unpaid receivable. The Share Pledge Agreement will not terminate until all obligations under the three other agreements have been satisfied.

The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe is to cause the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe is now deemed a variable interest entity.  Since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe.

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

Results of Operations

The following table sets forth in U.S. dollars key components of our results of operations during the years ended December 31, 2014 and 2013, and the percentage change between comparable numbers recorded in 2014 and 2013.

	Years Ended December 31		Percentage Increase/
	2014	2013	(Decrease)
Sales	$6,195,313	$25,474,097	(76)%
Gross Profit	2,938,024	12,255,433	(76)%
Operating Income	2,178,318	10,888,736	(80)%
Net income attributable to common stockholders	$1,896,942	$12,399,519	(85)%

Sales. We commenced sales of our HMC660 products in December 2011. As a result of pre-marketing during 2011 and an advertising program in 2012, sales grew rapidly in 2012 and the first six months of 2013, albeit entirely within Guangdong Province.  During the third quarter, however, we announced that we were developing a second generation home media center in order to expand our potential market.   In order to achieve successful entry into other provinces, our product had to be redesigned to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customer group in other provinces that does not receive service through SARFT is dominated by local media companies.

As a result of our announcement that a second generation product was being developed, demand for our first generation product fell significantly.  Sales in the third quarter of 2013 fell by 27% from the third quarter of 2012; sales in the fourth quarter of 2013 were only $814,816. Toward the end of 2013 we terminated production of the HMC660, and during the first three quarters of 2014 we recorded no sales, as we awaited the new product.

On October 15, 2014, our second generation home media center, the HMC720, passed the stability test given by Dongguan Yueshi Electronic Products Test Co., Ltd., which was the final pre-requisite before we could introduce it to the market. In the fourth quarter of 2014 we liquidated our remaining inventory of the HMC600 at a discounted price of $285,417, and commenced sales of the HMC720. Total revenue for 2014, all of which was recorded in the 4th quarter, was $6,195,313.

Income from Operations.  Our operating expenses for the years ended December 31, 2014 decreased to $759,706 from $1,366,697 for the year ended December 31, 2013.  The primary reason for the decrease was the significant decrease in sales. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. For the years ended December 31, 2014 and 2013, our research and development expenses were $92,956 and $156,172, respectively. The primary reason for the 40% year-to-year decrease was the completion of the research effort related to HMC720 early in 2014.

●	Selling and Marketing Expenses. Selling and marketing expenses were primarily comprised of salaries and advertising expenses. Even though we terminated sales at the beginning of 2014, we continued to invest in market promotions in order to enhance the impact of the Company. Selling and marketing expenses decreased by 57% to $177,036 for the years ended December 31, 2014 from $415,933 for the years ended December 31, 2013.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of rent, administrative employees’ salaries, professional service expenses and other expenses incurred for G&A functions. G&A expenses decreased to $489,714 for the year ended December 31, 2014 from $794,592 for the year ended December 31, 2013, representing a 38% decrease. The decrease was primarily due to the significant decrease in sales.

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

Because our contributions are proportionate to salaries paid, as labor rates in China have increased significantly in recent years and can be expected to continue to increase.  Any such increases will in turn cause an increase in the amount we pay to employee welfare plans.

After deducting these operating expenses, for the years ended December 31, 2014 we realized operating income of $2,178,318, a decrease of $8,710,418 or 80%, from the operating income of $10,888,736 that we reported in the year ended December 31, 2013.

Interest Income.  Our only non-operating income during 2014 and 2013 was interest income. Our interest income of $111,353 in 2014 was an increase over $87,840 due to slightly higher interest rates prevailing in 2014.

Provision for Income Taxes.

Beginning in 2013, our operating entity received a preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe will be entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by the local tax bureau that the income tax paid as of the date of notification of RMB 16,107,114 ($2,615,795) could be used to offset our future income tax after the tax exemption period.

The Company's full income tax exemption expired on December 31, 2013. From Jan 1, 2014 and for the three years following, we will have the benefit of a 50% reduction in Enterprise Income Tax. As a result, a tax provision of $295,973 was recorded for the year ended December 31, 2014.

Net Income (loss). We reported net income of $1,993,698 and $13,049,151 for the years ended December 31, 2014 and 2013, respectively. The VIE agreements assign to Shengshihe Consulting 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a”non-controlling interest” of $96,756 for the year ended December 31, 2014 and $649,632 for the year ended December 31, 2013 before recognizing net income attributable to the common stockholders on our Consolidated Statements of Income and Comprehensive Income. After that, our net income attributable to the common stockholders’ for the years ended December 31, 2014 and 2013 was $1,896,942, $.05 per share, and $12,399,519, $0.37 per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China as of the balance sheet dates. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2014 and 2013, foreign currency translation adjustments of ($258,031) and $695,960, have been reported as other comprehensive income in the consolidated statements of income and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from our operations and equity contributions by our shareholders.  As a result, at December 31, 2014, our only debt consisted of $241,561 that we have borrowed from stockholders, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation, principally comprised of professional fees.  At December 31, 2014, our working capital totaled $37,124,153, an increase of $2,134,654 since December 31, 2013.

Our cash and cash equivalents of $34,447,100 primarily consist of cash on hand and demand deposits. That entire amount is held in the PRC:  $218,834 by our subsidiary and $34,228,266 by Shenzhen Wonhe, our VIE.  Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $3,267,810 in accounts receivables. This represented over 52% of our annual sales, due to the fact that we did not realize any sales in 2014 until the fourth quarter.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31, 2014	Years Ended December 31, 2013
Net cash (used) provided by operating activities	$(541,346)	$19,224,618
Net cash provided by investing activities	-	-
Net cash provided by financing activities	98,000	10,017,000
Effects of Exchange Rate Changes on Cash	(255,799)	688,889
Net Change in Cash and Cash Equivalents	(699,145)	29,930,507
Cash and Cash Equivalents at Beginning of the Period	35,146,245	5,215,738
Cash and Cash Equivalent at End of the Period	$34,447,100	$35,146,245

Operating activities

Our operations used $541,346 in cash during 2014.  We had net cash used in operations, despite net income, because all of our sales occurred in the 4th quarter, resulting in a large balance of accounts receivable at year end.

Since we purchase the HMC720 from our manufacturer on the basis of orders received from distributors, we had no inventory at December 31, 2014. The inventory of HMC660 and related raw materials that remained on hand at December 31, 2013 were liquidated during 2014. Our ability to utilize contract manufacturers allows us to operation without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital – during the years ended December 31, 2014 and 2013 we made no capital investments.  Unless we expand our business activities in the future, investing activities will involve insignificant amounts of cash.

Financing activities

The net cash provided by financing activities of $98,000 for the year ended December 31, 2014 represented an additional loan from related parties to allow us to pay professional fees in the U.S. During the year ended December 31, 2013 we sold common stock and received proceeds of $9,912,000.

We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months.

Restrictions on Transfers of Funds

The VIE Agreements among Shengshihe Consulting and the Shenzhen Wonhe Shareholders provide that Shengshihe Consulting is entitled to 95% of the net profits (and will bear all losses) arising from Shenzhen Wonhe’s operations plus a monthly fee of RMB 50,000.  The VIE Agreements also entitle Shengshihe Consulting to manage the operations and control the cash flows of Shenzhen Wonhe.   Although Shengshihe Consulting is entitled to Shenzhen Wonhe’s profits, any distributions of such profits from Shengshihe Consulting to our U.S. parent company must comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.

The sales revenue and expenses of Shenzhen Wonhe are denominated in RMB. The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Shenzhen Wonhe and Shengshihe Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Shengshihe Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in obtaining foreign exchange, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders.  Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

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

Items	PRC GAAP	US GAAP
Accumulated profit) as of January 1, 2014 – Shenzhen Wonhe	$19,542,517	$19,542,517
Net income for the year ended December 31, 2014 – Shenzhen Wonhe	1,741,606	1,741,606
Accumulated profit as of December 31, 2014 – Shenzhen Wonhe	21,284,123	21,284,123
Appropriation of statutory reserves - Shenzhen Wonhe*	2,125,243	-
Accumulated profit available for dividend as of December 31, 2014 – Shenzhen Wonhe	19,158,880	21,284,123
Accumulated profit as of December 31, 2014 – WFOE	146,602	146,602
Appropriation of statutory reserves-WOFE	14,795
Noncontrolling interest - Shenzhen Wonhe**	(957,994)	(1,064,206)
Accumulated profit as of December 31, 2014 - consolidated	$18,362,283	$20,366,519

*	Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.

**	Noncontrolling interest is calculated as 5% of Shenzhen Wonhe’s accumulated profit available for dividend.

In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the balance of the reserve reaches 50% of its registered capital. The amount in excess of 10% of accumulated profits that may be contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2014, an aggregate amount of $2,125,243 has been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe. As of December 31, 2014, $1,622,257 will be appropriated from our future profits and set aside for the statutory reserve.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the year December 31, 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

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

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2 - F-3	Consolidated Balance Sheets as of December 31, 2014 and 2013.

F-4 - F-5	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Years Ended December 31, 2014 and 2013.

F-5 - F-6	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2014 and 2013.

F-7	Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013.

F-8 to F-33	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(IN U.S. $)

	December 31,	December 31,
ASSETS	2014	2013

Current assets:
Cash	$34,447,100	$35,146,245
Account receivable	3,267,810	-
Inventory	-	165,407
Prepaid expenses	-	65,616

Total current assets	37,714,910	35,377,268

Fixed assets	486,516	489,810
Less: accumulated depreciation	(289,266)	(209,301)

Fixed assets, net	197,250	280,509

Other assets:
Intangible assets, net	8,667	17,451
Other assets – principally security deposits	14,223	27,343
Prepaid income taxes	2,341,300	2,635,124

Total other assets	2,364,190	2,679,918

TOTAL ASSETS	$40,276,350	$38,337,695

See report of independent registered public accounting firm and notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2014	December 31, 2013

Current liabilities:
Accounts payable	$-	$14,717
Payroll payable	22,687	21,628
Taxes payable	172,248	33,719
Loan from stockholder	241,561	143,222
Accrued expenses and other payables	154,261	174,483

Total current liabilities	590,757	387,769

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 shares issued and outstanding at December 31, 2014 and 2013	38,380	38,380
Additional paid-in capital	17,011,131	17,011,131
Retained earnings	18,332,743	16,634,433
Statutory reserve fund	2,033,776	1,835,144
Other comprehensive income	787,787	1,036,323

Stockholders’ equity before noncontrolling interests	38,203,817	36,555,411
Noncontrolling interests	1,481,776	1,394,515

Total stockholders’ equity	39,685,593	37,949,926

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,276,350	$38,337,695

See report of independent registered public accounting firm and notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. $)

	For the Year Ended December 31,
	2014	2013

Sales	$6,195,313	$25,474,097
Cost of sales	(3,257,289)	(13,218,664)

Gross profit	2,938,024	12,255,433

Operating expenses:
Research and development	92,956	156,172
Selling and marketing	177,036	415,933
General and administrative	489,714	794,592

Total operating expenses	759,706	1,366,697

Income from operations	2,178,318	10,888,736

Interest income	111,353	87,840

Income before provision for (benefit from) income taxes	2,289,671	10,976,576
Provision for (benefit from) income taxes	295,973	(2,072,575)

Net income	1,993,698	13,049,151
Noncontrolling interests	(96,756)	(649,632)

Net income attributable to common stockholders	$1,896,942	12,399,519

Earnings per common share, basic and diluted	$0.05	$0.37

Weighted average shares outstanding, basic and diluted	38,380,130	33,553,463

See report of independent registered public accounting firm and notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(IN U.S. $)

	For the Year Ended December 31,
	2014	2013

Comprehensive income:
Net income	$1,993,698	$13,049,151
Foreign currency translation adjustment	(258,031)	695,960

Comprehensive income:	1,735,667	13,745,111

Comprehensive (income) attributable to noncontrolling interests	(87,261)	(682,331)

Comprehensive income attributable to common stockholders	$1,648,406	$13,062,780

See report of independent registered public accounting firm and notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S.$)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, December 31, 2012	$23,900	$7,113,611	$5,469,214	$600,844	$712,184	$373,062	$14,292,815
Issuance of common stock	14,480	9,897,520	-	-	-	-
Net income	-	-	12,399,519	-	649,632	-	9,912,000
Appropriation of statutory reserves	-	-	(1,234,300)	1,234,300	-		13,049,151
Other comprehensive income	-	-	-	-	32,699	663,261	695,960

Balance, December 31, 2013	38,380	17,011,131	16,634,433	1,835,144	1,394,515	1,036,323	37,949,926
Net income	-	-	1,896,942	-	96,756	-	1,993,698
Appropriation of statutory reserves	-	-	(198,632)	198,632	-	-	-
Other comprehensive (loss)	-	-	-	-	(9,495)	(248,536)	(258,031)

Balance, December 31, 2014	$38,380	$17,011,131	$18,332,743	$2,033,776	$1,481,776	$787,787	$39,685,593

See report of independent registered public accounting firm and notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

	For the Year Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,993,698	$13,049,151
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	90,150	89,430
Inventory obsolescence	-	180,079
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,254,690)	4,060,141
Decrease (increase) in inventory	165,407	(82,276)
Decrease in advances to suppliers	-	5,282,712
Decrease in prepaid expenses	65,616	7,195
Decrease (increase) in prepaid income taxes	293,824	(2,635,124)
(Decrease) increase in accounts payable	(14,717)	476
Increase (decrease) in payroll payable	1,059	(14,473)
Increase (decrease) in taxes payable	138,529	(760,004)
(Decrease) increase in accrued expenses and other payable	(20,222)	47,311

Net cash (used in) provided by operating activities	(541,346)	19,224,618

Cash flows from financing activities:
Stockholder loans	98,000	105,000
Proceeds from issuance of common stock	-	9,912,000

Net cash provided by financing activities	98,000	10,017,000

Effect of exchange rate changes on cash	(255,799)	688,889

Net change in cash	(699,145)	29,930,507
Cash, beginning	35,146,245	5,215,738

Cash, ending	$34,447,100	$35,146,245

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$1,170,964

Cash paid for interest	$-	$-

See report of independent registered public accounting firm and notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

1.	ORGANIZATION (continued)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities. In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting an amount equal to 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $8,135 (RMB 50,000) each month. The agreement has an unlimited term and can only be terminated by mutual agreement of the parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Shenzhen Wonhe agreed to irrevocably entrust Shengshihe Consulting to designate a qualified person, acceptable under PRC law and foreign investment policies, to vote all of the equity interests in Shenzhen Wonhe held by each of its stockholders. The Agreement has an unlimited term and only can be terminated by mutual agreement of the parties.

Call Option Agreement: Pursuant to the Call Option Agreement, Shengshihe Consulting has an exclusive option to purchase, or to designate a purchaser for, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Shenzhen Wonhe held by each of its stockholders. To the extent permitted by PRC laws, the purchase price for the entire equity interest is approximately $0.16 (RMB1.00) or the minimum amount required by PRC law or government practice. This Agreement remains effective until all the equity interests under the Agreement have been transferred to Shengshihe Consulting or its designee.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

1.	ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements as of and for the years ended December 31, 2014 and 2013 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

The following are financial statement amounts and balances of Shenzhen Wonhe that have been included in the accompanying consolidated financial statements.

ASSETS	December 31, 2014	December 31, 2013

Current assets:
Cash	$34,228,266	$35,007,670
Account receivable	3,267,810	-
Inventory	-	165,407
Prepaid expenses	-	65,616

Total current assets	37,496,076	35,238,693

Fixed assets, net	197,250	280,509

Other assets:
Intangible assets	8,667	17,451
Other assets – principally security deposits	14,223	27,343
Prepaid income taxes	2,341,300	2,635,124

Total other assets	2,364,190	2,679,918

TOTAL ASSETS	$40,057,516	$38,199,120

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES	December 31, 2014	December 31, 2013

Current liabilities:

Payable to WFOE(1)	$21,029,629	$19,191,267
Due to Wonhe High-Tech International, Inc.(2)	9,882,600	9,949,498
Accounts payable	-	14,717
Payroll payable	21,192	20,123
Taxes payable	116,629	561
Accrued expenses and other payables	401,584	178,740

Total current liabilities	31,451,634	29,354,906

TOTAL LIABILITIES	$31,451,634	$29,354,906

(1)	Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,135). The monthly payments have been paid in full as of December 31, 2014.

(2)	Due to Wonhe High-Tech International, Inc. represents the cash received by Shenzhen Wonhe for the sale of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,850,000).

	For the Year Ended December 31,
	2014	2013

Sales	$6,195,313	$25,474,097
Net income(3)	$1,935,118	$13,136,390

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	For the Years Ended Dec 31,
	2014	2013
Net cash (used in) provided by operating activities	$(591,815)	$29,201,250
Net cash provided by financing activities	-	-
Effect of exchange rate changes on cash	(187,589)	646,503
Net change in cash	$(779,404)	$29,847,753

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

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

Foreign Currency Translation

Almost all of the Company’s assets are located in the PRC. The functional currency for the majority of the operations is the Renminbi (“RMB”). For Kuayu, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”). The Company uses the US Dollar for financial reporting purposes. The audited consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. The consolidated statements of income and other comprehensive income amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2014	December 31, 2013
Balance sheet items, except for stockholders’ equity, as of period end	0.1625	0.1636
Amounts included in the statements of income, changes in stockholders’ equity and cash flows	0.1627	0.1614

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the years ended December 31, 2014 and 2013, foreign currency translation adjustments of $(258,031) and $695,960, respectively, have been reported as other comprehensive (loss) income. Other comprehensive (loss) income of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

Revenue and Cost Recognition

The Company receives revenues from the sale of electronic products. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist and collectability is reasonably assured. Finished goods are delivered from outsourced manufacturers to the Company. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are picked up by the customer at the Company’s location or delivered to the designated locations by Company employees and accepted by the customer and the previously discussed requirements are met. The customer’s acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

The Company follows the guidance set forth by FASB ASC 605-45-45 to assess whether the Company acts as the principal or agent in the transaction. The determination involves judgment and is based on an evaluation of whether the Company has the substantial risks and rewards of ownership under the terms of the arrangement. Based on the assessment, the Company determined it acts as a principal in the transaction and reports revenues on the gross basis.

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales). As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied:

●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed the Home Media Center Model 720 (the “HMC720”) and is responsible for all of its specifications.
●	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

The only criterion supporting recognition of gross revenue that is not satisfied by the relationship between the Company and its manufacturers is: the entity changes the product or performs part of the service. Moreover, none of the three criteria supporting recognition of net revenue is present in the Company’s sales transactions. For this reason, the Company records gross revenue with respect to sales by Shenzhen Wonhe.

During the last quarter of 2014, the Company started to sell an updated product, HMC720, which was developed by the Company but outsourced to others to produce.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

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

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $130,160 and $357,106 for the years ended December 31, 2014 and 2013, respectively.

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use. The software is essential to the functionality of the Company’s tangible products. Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $92,956 and $156,172 for the years ended December 31, 2014 and 2013, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when necessary. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. For the years ended December 31, 2014 and 2013, the Company did not write off any accounts receivable as bad debts.

Inventory

Inventory, comprised principally of computer components, is valued at the lower of cost or market value. The value of inventory is determined using the first-in, first-out method.

The Company estimates an inventory allowance for estimated unmarketable inventories. Inventory amounts are reported net of such allowances. The allowance for slow-moving and obsolete inventory was $0 and $182,534 for computer components as of December 31, 2014 and 2013 respectively. During the year ended December 31, 2014, the company disposed of its unused raw material inventory.

Fixed Assets and Depreciation

Fixed assets are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire the asset, and any expenditure that substantially increases the asset’s value or extends the useful life of an existing asset. Leasehold improvements are amortized over the lesser of the remaining term of the lease or the estimated useful lives of the improvements. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fixed Assets and Depreciation (continued)

The estimated useful lives for fixed asset categories are as follows:

Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Shorter of the remaining term of the lease or life of the improvement

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and the VIE are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital. The statutory reserve fund is non-distributable other than during liquidation and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital. As of December 31, 2014, $2,033,776 had been transferred from retained earnings to the statutory reserve fund. The remaining balance necessary to fully fund the statutory reserve is approximately $1,715,000 as of December 31, 2014.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of December 31, 2014 and 2013, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the years ended December 31, 2014 and 2013.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and file their own tax returns. Consolidated tax returns are not permitted in China. On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits. As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax followed by a 50% exemption in the third year commencing January 1, 2014. The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year. Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012. Since the Company has now been declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due. The payments have been reflected as prepaid income taxes on the balance sheet as of December 31, 2014 and 2013. For the year ended December 31, 2014, the Company offset the income tax provision of $276,446, leaving a balance of prepaid income taxes of $2,341,300.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

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

3.	RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. Areporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect that adoption of this ASU will have a material impact on its consolidated statements of condition, results of operations, or cash flows.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

3.	RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule utilizing either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

4.	FIXED ASSETS

Fixed assets at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014	December 31, 2013

Office equipment	$157,751	$158,819
Motor vehicles	219,419	220,905
Leasehold improvements	109,346	110,086

	486,516	489,810
Less: Accumulated depreciation	(289,266)	(209,301)

Fixed assets, net	$197,250	$280,509

Depreciation expense charged to operations for the years ended December 31, 2014 and 2013 was $81,473 and $80,822, respectively.

5.	INTANGIBLE ASSETS

Intangible assets at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014	December 31, 2013

Software	$26,000	$26,176
Less: Accumulated amortization	(17,333)	(8,725)

Intangible assets, net	$8,667	$17,451

Software was purchased in December 2012, and is being amortized over three years, beginning in January 2013. Amortization expense charged to operations for the years ended December 31, 2014 and 2013 was $8,677 and $8,608, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

6.	LEASE OBLIGATIONS

The Company leased its prior offices in Shenzhen from an unrelated third party at a monthly rental of $15,800 under an operating lease expiring on February 28, 2019. The Company terminated the lease on September 30, 2013 without incurring any penalties. On September 30, 2013, the Company entered into a new lease agreement with an unrelated third party at a monthly rental of $9,579 per month. The lease expired on August 31, 2014. On September 1, 2014, the Company renewed the lease agreement at the same rent for 12 months.

Rent expense for the years ended December 31, 2014 and 2013 was $115,879 and $198,732, respectively.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and subsidiaries. The loans are non-interest bearing, and the balance due was $177,378 and $143,222 at December 31, 2014 and 2013, respectively.

The loans principally represent professional and legal fees incurred in the U.S. paid by the stockholder and operating expenses for Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from stockholder.

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
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

8.	FAIR VALUE MEASUREMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2014 and 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

9.	INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consisted of the following for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014	2013

Current	$295,973	$(2,072,575)
Deferred	-	-

	$295,973	$(2,072,575)

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

9.	INCOME TAXES (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the years ended December 31, 2014 and 2013.

	For the Year Ended December 31, 2014		For the Year Ended December 31, 2013
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$572,418	25%	$2,744,144	25%
VIE tax holiday	(276,445)	(12)%	(4,816,719)	(44)%

Tax at effective tax rate	$295,973	13%	$(2,072,575)	(19)%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	For the Years Ended December 31,
	2014	2013

Aggregate dollar effect of tax holiday	$(276,445)	$(4,816,719)
Per share effect, basic and diluted	0.01	0.14

The Company’s PRC tax filings for the tax year ended December 31, 2013 was examined by the tax authorities in May, 2014. The examinations were completed and resulted in no adjustments. The Company’s PRC tax filings for the tax year ended December 31, 2014 will be examined by the tax authorities in May, 2015.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012, the six months period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year and the year ended December 31, 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

9.	INCOME TAXES (continued)

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2014. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended June 30, 2012, six-month tax period ended December 31, 2012, and the tax year ended December 31, 2013 remain open to examination by the IRS.

All of the Company’s operations are conducted in the PRC. At December 31, 2014, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $18.3 million and the Company held approximately $34.4 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

10.	CONTINGENCIES

As disclosed in Note 9, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Services. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information reports for the year ended December 31, 2014 and 2013, concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts. The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

11.	CONCENTRATION OF CREDIT RISK

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

Two major customers accounted for approximately 23% and 22% of total sales for the year ended June 30, 2014 and 2013. The same two customers also accounted for approximately 33% and 30% of accounts receivable at December 31, 2014 and 2013, respectively.

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

Total contributions to employee welfare programs for the years ended December 31, 2014 and 2013 were as follow:

	For the year ended December 31,
	2014	2013

Total contributions	$25,050	$26,660

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

13.	CONDENSED FINANCIAL INFORMATION REGISTRANT

The following condensed financial information presents the US parent only balance sheets as of December 31, 2014 and 2013, and the US parent only statements of operations, and cash flows for the years ended December 31, 2014 and 2013:

Condensed Balance Sheets

ASSETS	December 31, 2014	December 31, 2013

Other receivable from VIE	$9,912,000	$9,912,000
Investment in subsidiaries and VIE	28,558,212	26,848,700

TOTAL ASSETS	$38,470,212	$36,760,700

LIABILITIES AND STOCKHOLDERS’ EQUITY

Loans from stockholder	$228,886	$129,030
Accrued expenses and other payables	37,509	76,259

Total liabilities	266,395	205,289

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 shares issued and outstanding at December 31, 2014 and 2013	38,380	38,380
Additional paid-in capital	17,011,131	17,011,131
Retained earnings	21,154,306	19,505,900

Total stockholders’ equity	38,203,817	36,555,411

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,470,212	$36,760,700

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

14.	CONDENSED FINANCIAL INFORMATION REGISTRANT (continued)

Condensed Statements of Operations

	For the Years Ended December 31,
	2014	2013

Revenues
Share of earnings from investment in subsidiaries and VIE	$1,733,071	$13,206,530

Operating expenses
General and administrative expenses	(84,665)	(143,750)

Net income	$1,648,406	$13,062,780

Condensed Statements of Cash Flows

	For the Years Ended December 31,
	2014	2013

Cash flows from operating activities:
Net income	$1,648,406	$13,062,780
Adjustment to reconcile net income to net cash provided by /(used in) operating activities:
Share of earnings from investment in subsidiaries and VIE	(1,644,656)	(13,206,530)
Change in operating assets and liabilities:
(Increase) in other receivable	-	(9,912,000)
(Decrease) increase in accrued expenses and other payables	(101,750)	38,750

Net cash (used in) operating activities	(98,000)	(10,017,000)

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

14.	CONDENSED FINANCIAL INFORMATION REGISTRANT (continued)

Condensed Statements of Cash Flows (continued)

	For the Years Ended December 31,
	2014	2013
Cash flows from financing activities:
Proceeds from issuance of common stock	-	9,912,000
Loans from stockholders	98,000	105,000

Net cash provided by financing activities	98,000	10,017,000

Net change in cash	-	-
Cash, beginning	-	-
Cash, ending	$-	$-

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(IN U.S. $)

14.	CONDENSED FINANCIAL INFORMATION REGISTRANT (continued)

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiary and VIE are restricted in their ability to transfer certain of their net assets outside of the PRC in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiary and VIE amounted to $38,203,817 and $36,555,411 as of December 31, 2014 and 2013, respectively.

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

(a)            Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2014. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2014.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2013, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management is currently implementing the remedial programs described in Section 9A(a) above. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2014.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company
Qing Tong	47	Chairman of the Board of Directors
Nanfang Tong	42	Director, Chief Executive Officer
Jingwu Li	39	Director
Yang Jie	30	Director
Chahua Yuan	33	Chief Financial Officer, Secretary, Treasurer

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2014.

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

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Nanfang Tong	2014	$16,916	--	--	--	--
	2013	$36,080	--	--	--	--
	2012	$11,302	--	--	--	--

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2013 and those options held by him on December 31, 2014.

Option Grants in the Last Fiscal Year

Percent
		of total			Potential realizable
	Number of	options			value at assumed
	securities	granted to			annual rates of
	underlying	employees	Exercise		appreciation
	option	in fiscal	Price	Expiration	for option term
	granted	year	($/share)	Date	5%	10%
Nanfang Tong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2013 and held by him unvested at December 31, 2014.

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

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation").

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE MKT.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Wei, Wei & Co., LLP billed $70,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2014. Wei, Wei & Co., LLP billed $70,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2013.

Audit-Related Fees

Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2014 for assurance and related services that are reasonably related to the performance of the fiscal 2014 audit or review of the quarterly financial statements. Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2013 for assurance and related services that are reasonably related to the performance of the fiscal 2013 audit or review of the quarterly financial statements.

Tax Fees

Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2014 for professional services rendered for tax compliance, tax advice and tax planning. Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2013 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2014 for services not described above. Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2013 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2014 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: March 30, 2014	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nanfang Tong	March 30, 2015
Nanfang Tong
Director, Chief Executive Officer

/s/ Chahua Yuan	March 30, 2015
Chahua Yuan
Chief Financial and Accounting Officer

/s/ Qing Tong	March 30, 2015
Qing Tong, Director

/s/ Jingwu Li	March 30, 2015
Jingwu Li, Director

/s/ Yang Jie	March 30, 2015
Yang Jie, Director

*   *   *   *   *

