Form 10-Q
period 2015-03-31
Wonhe High-Tech International, Inc.
filed 2015-05-11
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer☐     Smaller reporting company ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

May 11, 2015
Common Voting Stock: 58, 510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2015

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	March 31, 2015	December 31, 2014
	(Unaudited)

Current assets:
Cash	$38,466,461	$34,447,100
Accounts receivable	2,180,907	3,267,810
Inventory	2,773	-

Total current assets	40,650,141	37,714,910

Fixed assets	488,313	486,516
Less: accumulated depreciation	(310,753)	(289,266)

Fixed assets, net	177,560	197,250

Other assets:
Intangible assets, net	6,524	8,667
Other assets	14,423	14,223
Prepaid income taxes	2,001,370	2,341,300

Total other assets	2,022,317	2,364,190

TOTAL ASSETS	$42,850,018	$40,276,350

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND STOCKHOLDER’S EQUITY	March 31, 2015	December 31, 2014
	(Unaudited)

Current liabilities:
Payroll payable	$23,087	$22,687
Taxes payable	130,153	172,248
Loan from stockholder	275,192	241,561
Accrued expenses and other payables	143,356	154,261

Total current liabilities	571,788	590,757

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 38,380,130 shares issued and outstanding at March 31, 2015 and December 31, 2014	38,380	38,380
Additional paid-in capital	17,011,131	17,011,131
Retained earnings	20,416,536	18,332,743
Statutory reserve fund	2,265,309	2,033,776
Other comprehensive income	937,626	787,787

Stockholders’ equity before noncontrolling interests	40,668,982	38,203,817
Noncontrolling interests	1,609,248	1,481,776

Total stockholders’ equity	42,278,230	39,685,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,850,018	$40,276,350

 See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2015	2014

Sales	$6,180,743	$-
Cost of sales	(3,251,861)	-

Gross profit	2,928,882	-

Operating expenses:
Research and development	23,787	23,711
Selling and marketing	13,953	108,215
General and administrative	138,108	122,739

Total operating expenses	175,848	254,665

Income (loss) from operations	2,753,034	(254,665)

Interest income	33,080	30,096

Income (loss) before provision for (benefit from) income taxes	2,786,114	(224,569)
Provision for income taxes	349,235	4,855

Net income (loss)	2,436,879	(229,424)
Noncontrolling interests	(121,553)	12,200
Net income (loss) attributable to common stockholders	$2,315,326	$(217,224)

Earnings (loss) per common share, basic and diluted	$0.06	$(0.01)

Weighted average shares outstanding, basic and diluted	38,380,130	38,380,130

 See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2015	2014

Comprehensive income (loss):
Net income (loss)	$2,436,879	$(229,424)
Foreign currency translation adjustment	155,758	(323,599)

Comprehensive income (loss)	2,592,637	(553,023)

Comprehensive (income) loss attributable to noncontrolling interests	(127,472)	24,043

Comprehensive income (loss) attributable to common stockholders	$2,465,165	$(528,980)

 See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE THREE MONTHS ended MARCH 31, 2015

(UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2014	$38,380	$17,011,131	$18,332,743	$2,033,776	$1,481,776	$787,787	$39,685,593
Net income	-	-	2,315,326	-	121,553	-	2,436,879
Appropriation of statutory reserve	-	-	(231,533)	231,533	-	-	-
Other comprehensive (loss)	-	-	-	-	5,919	149,839	155,758

Balance, March 31, 2015 (Unaudited)	$38,380	$17,011,131	$20,416,536	$2,265,309	$1,609,248	$937,626	$42,278,230

  See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$2,436,879	$(229,424)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,538	22,634
Change in operating assets and liabilities:
Decrease in accounts receivable	1,086,903	170
(Increase) decrease in inventory	(2,773)	1,416
Decrease in prepaid expenses	-	562
Decrease in prepaid income taxes	339,930	-
(Decrease) in accounts payable	-	(125)
Increase (decrease) in payroll payable	400	(759)
(Decrease) increase in taxes payable	(42,095)	5,200
(Decrease) increase in accrued expenses and other payable	(10,905)	15,455

Net cash provided by (used in) operating activities	3,830,877	(184,871)

Cash flows from financing activities:
Stockholder loans	33,631	5,000

Effect of exchange rate changes on cash	154,853	(299,720)

Net change in cash	4,019,361	(479,591)
Cash, beginning	34,447,100	35,146,245

Cash, ending	$38,466,461	$34,666,654

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

  See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

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

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company started to sell its new product HMC 720 in the last quarter of 2014. In addition, the Company started to sell another new product, a Wifi Router, during the current quarter. The Company is located in Shenzhen, Guangdong Province, China.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION (continued)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting an amount equal to 95% of Shenzhen Wonhe’s annual net income with an additional payment of approximately $8,125 (RMB 50,000) each month.  The agreement has an unlimited term and can only be terminated by mutual agreement of the parties.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements as of and for the three months ended March 31, 2015 and 2014 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2014, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements the financial statements of its variable interest entity (“VIE”).  ASC 810 requires a VIE to be consolidated by a reporting entity if that reporting entity is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a reporting entity, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the reporting entity is the primary beneficiary of the entity.

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

Through the VIE agreements disclosed in Note 1, the Company is deemed the primary beneficiary of Shenzhen Wonhe and, accordingly, the balance sheets, results of operations and cash flows of Shenzhen Wonhe have been included in the accompanying consolidated financial statements.  Shenzhen Wonhe has no assets that are collateral for or restricted solely to settle its obligations.  The creditors of Shenzhen Wonhe do not have recourse to the general credit of Shengshihe Consulting or its parent entities.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

Almost of the assets recorded on the balance sheets of the Company are owned by Shenzhen Wonhe. In addition, all of the unrecognized revenue-producing assets of the Company are owned by Shenzhen Wonhe. Likewise, all of the recognized assets of Shenzhen Wonhe are recorded on the Company’s balance sheets, and all of the unrecognized assets of Shenzhen Wonhe are utilized for the benefit of the Company.

The following are financial statement amounts and balances of Shenzhen Wonhe that have been included in the accompanying consolidated financial statements.

ASSETS	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash	$38,238,223	$34,228,266
Account receivable	2,180,907	3,267,810
Inventory	2,773	-

Total current assets	40,421,903	37,496,076

Fixed assets, net	177,560	197,250

Other assets:
Intangible assets	6,524	8,667
Other assets	14,423	14,223
Prepaid income taxes	2,001,370	2,341,300

Total other assets	2,022,317	2,364,190

TOTAL ASSETS	$42,621,780	$40,057,516

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES	March 31, 2015	December 31, 2014
	(Unaudited)
Current liabilities:

Payable to WFOE(1)	$23,339,129	$21,029,629
Due to Wonhe High-Tech International, Inc.(2)	9,894,763	9,882,600
Payroll payable	21,586	21,192
Taxes payable	71,582	116,629
Accrued expenses and other payables	448,885	401,584

Total current liabilities	33,775,945	31,451,634

TOTAL LIABILITIES	$33,775,945	$31,451,634

(1)	Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,125). The monthly payments have been paid in full as of March 31, 2015.

(2)	Due to Wonhe High-Tech International, Inc. represents the cash received by Shenzhen Wonhe for the sale of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,850,000).

	For the Three Months Ended March 31,
	2015	2014

Sales	$6,180,743	$-
Net income (loss)(3)	$2,431,052	$(222,241)

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	For the Three Months Ended March 31,
	2015	2014

Net cash provided by (used in) operating activities	$3,889,214	$(199,988)
Effect of exchange rate changes on cash	120,743	(298,490)

Net change in cash	$4,009,957	$(498,478)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

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

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. The consolidated statements of income (loss) and other comprehensive income (loss) amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2015	December 31, 2014
Consolidated balance sheet items, except for stockholders’ equity, as of period end	$0.1631	$0.1625

	Three Months Ended
	March 31, 2015	March 31, 2014
Amounts included in the consolidated statements of operations, changes in stockholders’ equity and cash flows	$0.1625	$0.1634

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three months ended March 31, 2015 and 2014,, foreign currency translation adjustments of $155,758 and $(323,599), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

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

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company and its manufacturers, seven of the criteria that support reporting gross revenue are satisfied:

•	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
•	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
•	Shenzhen Wonhe establishes its own pricing for its products.
•	Shenzhen Wonhe has discretion in supplier selection.
•	Shenzhen Wonhe designed the Home Media Center Model 720 (the “HMC720”) and Wifi Router and is responsible for all of its specifications.
•	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.
•	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

During the last quarter of 2014, the Company started to sell an updated product, HMC720, which was developed by the Company but outsourced to others to produce. During the first quarter of 2015, the Company started to sell a new product, a Wifi-Router, which was developed by the Company but outsourced to others to produce.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

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

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $0 and $98,040 for the the three months ended March 31, 2015 and 2014, respectively. The Company plans to incur advertising expenses in future quarters.

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use.  The software is essential to the functionality of the Company’s tangible products.  Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $23,787 and $23,711 for the three months ended March 31, 2015 and 2014, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when necessary.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  For the three months ended March 31, 2015 and 2014, the Company did not write off any accounts receivable as bad debts.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and the VIE are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.   As of March 31, 2015, $2,265,309 had been transferred from retained earnings to the statutory reserve fund.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of March 31, 2015 and December 31, 2014, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended March 31, 2015 and 2014.

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax followed by a 50% exemption for the next three years commencing January 1, 2014.  The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company has now been declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015, the Company offset the income tax provision of $347,293, leaving a balance of prepaid income taxes of $2,001,370.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

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

Noncontrolling Interests

The Company evaluated and determined that under the VIE agreements as disclosed in Note 1, it is deemed to be the primary beneficiary of Shenzhen Wonhe. The noncontrolling interest, representing 5% of the net assets in Shenzhen Wonhe not attributable, directly or indirectly to the Company, is measured at its carrying value in the stockholders’ equity section of the consolidated balance sheets.

3.	Recently Issued Accounting Standards

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective, after the recent deferral by the FASB, for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Companies are permitted to adopt this new rule utilizing either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

4.	fixed assets

Fixed assets at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
	(Unaudited)

Office equipment	$158,333	$157,751
Motor vehicles	220,230	219,419
Leasehold improvements	109,750	109,346

	488,313	486,516
Less: accumulated depreciation	(310,753)	(289,266)

Fixed assets, net	$177,560	$197,250

Depreciation expense charged to operations for the three months ended March 31, 2015 and 2014 was $20,371 and $20,456, respectively.

5.	INTANGIBLE assets

Intangible assets at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015	December 31, 2014
	(Unaudited)

Software	$26,096	$26,000
Less: accumulated amortization	(19,572)	(17,333)

Intangible assets, net	$6,524	$8,667

Software was purchased in December 2012, and is being amortized over three years, beginning in January 2013. Amortization expense charged to operations for the three months ended March 31, 2015 and 2014 was $2,167 and $2,178, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

6.	LEASE OBLIGATIONS

On September 30, 2013, the Company entered into a lease agreement with an unrelated third party at a monthly rental of $9,579 per month. The lease expired on August 31, 2014. On September 1, 2014, the Company renewed the lease agreement at the same rent for 12 months.

Rent expense for the three months ended March 31, 2015 and 2014 was $32,038 and $32,216, respectively.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and subsidiaries. The loans are non-interest bearing, and the balance due was $275,192 and $241,561 at March 31, 2015 and December 31, 2014, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

8.	FAIR VALUE MEASUREMENTS (continued)

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

9.	INCOME TAXES

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consisted of the following for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014

Current	$349,235	$4,855
Deferred	-	(30,499)
Change in valuation allowance	-	30,499

	$349,235	$4,855

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

9.	INCOME TAXES (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31, 2015		For the Three Months Ended March 31, 2014
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax

Tax at statutory rate	$696,528	25.0%	$(56,142)	(25.0)%
VIE tax holiday	(347,293)	(12.5)%	-	-
Valuation Allowance	-	-	60,997	27.2%

Tax at effective tax rate	$349,235	12.5%	$4,855	2.2%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	For the Three Months Ended March 31,
	2015	2014

Aggregate dollar effect of tax holiday	$347,293	$-
Per share effect, basic and diluted	$0.01	$-

The Company’s PRC tax filings for the tax year ended December 31, 2013 were examined by the tax authorities in May, 2014.  The examinations were completed and resulted in no adjustments. The Company’s PRC tax filings for the tax year ended December 31, 2014 will be examined by the tax authorities in May, 2015.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

9.	Income taxes (continued)

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through March 31, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended June 30, 2012, six-month tax period ended December 31, 2012, and the tax years ended December 31, 2014 and 2013 remain open to examination by the IRS.

All of the Company’s operations are conducted in the PRC. At March 31, 2015, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $38.5 million and the Company held approximately $38.2 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

10.	CONTINGENCIES

As disclosed in Note 9, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information reports for the years ended December 31, 2014, 2013 and 2012, concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

11.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

Two customers accounted for approximately 11% and 13% of total sales for the three months ended March 31, 2015. During the three months March 31, 2014, the Company had no sales.

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS

Shenzhen Wonhe is required to make contributions to PRC multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that the Company pay a percentage of employee salaries into the specified plans:

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

Total contributions to employee welfare programs for the three months ended March 31, 2015 and 2014 were as follow:

	For the three months ended March 31,
	2015	2014

Total contributions	$11,261	$4,785

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED, IN U.S. $)

13.	SUBSEQUENT EVENT

On April 22, 2015, the Company sold in private placement 20,130,000 shares of the common stock at approximately $0.77 per share to accredited investors. Three members of the Board of Directors purchased a total of 4,600,000 shares in this placement. The Company will recognize approximately $10,580,000 of compensation during the quarter ended June 30, 2015 for the shares sold to these three directors. The offering was exempt from registration since the purchasers were all accredited investors and in reliance on the exemption from registration in Regulation S since all the purchasers are residents of the People’s Republic of China.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

On May 30, 2012, Shengshihe Consulting and Shenzhen Wonhe and its shareholders, Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The use of VIE agreements is a common structure used to acquire PRC corporations, particularly in certain industries in which foreign investment is restricted or forbidden by the PRC government. The VIE Agreements included:

(1)	Exclusive Technical Service and Business Consulting Agreement between Shengshihe Consulting and Shenzhen Wonhe pursuant to which Shengshihe Consulting is granted the exclusive right and undertakes the obligation to provide technical support and management consulting services to Shenzhen Wonhe, such services being designed to encompass all aspects of the business of Shenzhen Wonhe. In exchange for the services to be provided by Shengshihe Consulting, Shenzhen Wonhe is required to pay to Shengshihe Consulting (i) 95% of the total annual net profit of Shenzhen Wonhe and (ii) RMB50,000 per month (US$8,125). The fee for services payable to Shengshihe Consulting, therefore, represents all but a small percentage of the net income generated by Shenzhen Wonhe. The Exclusive Technical Service and Business Consulting Agreement can be terminated only by mutual agreement of the two parties.

(2)	Call Option Agreement among the Shenzhen Wonhe Shareholders and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have granted to Shengshihe Consulting the irrevocable right and option to acquire all of the equity interests in Shenzhen Wonhe to the extent permitted by PRC law. If PRC law limits the percentage of Shenzhen Wonhe that Shengshihe Consulting may purchase at any time, then Shengshihe Consulting may repeatedly exercise its option in such increments as may be allowed by PRC law. The exercise price of the option is RMB1.00 (US$0.16) or any lower price permitted by PRC law. The Shenzhen Wonhe Shareholders agreed to refrain from taking certain actions which might harm the value of Shenzhen Wonhe or Shengshihe Consulting’s option. In addition, the Call Option Agreement gives to Shengshihe Consulting the right of prior approval of any significant action by Shenzhen Wonhe, including appointment of management, sale of assets or equity, distribution of profits, or entry into any material agreement. The Call Option Agreement will not terminate until the option is exercised.

(3)	Proxy Agreement by the Shenzhen Wonhe Shareholders pursuant to which they each authorize Shengshihe Consulting to designate someone to exercise all of his shareholder rights with respect to Shenzhen Wonhe. The Proxy Agreement states that Shengshihe Consulting will be entitled to all information regarding Shenzhen Wonhe’s operations, business, clients, accounting and employees in order to perform its function under the Proxy Agreement. The Proxy Agreement has no termination date nor any termination clause, and is binding on each Shenzhen Wonhe Shareholder as long as he owns equity in Shenzhen Wonhe.

(4)	Share Pledge Agreement among the Shenzhen Wonhe Shareholders, Shenzhen Wonhe, and Shengshihe Consulting under which the Shenzhen Wonhe Shareholders have pledged all of their equity in Shenzhen Wonhe to Shengshihe Consulting to guarantee Shenzhen Wonhe’s and Shenzhen Wonhe Shareholders’ performance of their obligations under the Exclusive Technical Service and Business Consulting Agreement, the Call Option Agreement and the Proxy Agreement. In the event of a default under any of those agreements, Shengshihe Consulting will be entitled to auction the equity interests of the Shenzhen Wonhe Shareholders and shall receive a priority payment from the auction proceeds to the extent of its unpaid receivable. The Share Pledge Agreement will not terminate until all obligations under the three other agreements have been satisfied.

The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe requires the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe is now a variable interest entity.  Since the entities that are parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since January 1, 2012.

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

Results of Operations

 The following table sets forth in U.S. dollars, key components of our results of operations during the quarters ended March 31, 2015 and 2014, and the percentage change between comparable numbers recorded in 2015 and 2014.

	Three Months Ended March 31		Percentage
	(unaudited)
	2015	2014	Increase/(Decrease)
Sales	$6,180,743	$-	-
Gross Profit	2,928,882	-	-
Operating Income	2,753,034	(254,665)	1,181%
Net income attributable to common stockholders	$2,315,326	$(217,224)	1,166%

Sales. We commenced sales of our HMC660 products in December 2011. During the third quarter of 2012, however, we announced that we were developing a second generation home media center in order to expand our potential market.  In order to achieve successful entry into other provinces, our product had to be redesigned to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customer group in other provinces that does not receive service through SARFT is dominated by local media companies.

As a result of our announcement that a second generation product was coming, demand for our first generation product fell significantly. Toward the end of 2013 we terminated production of the HMC660, and during the first three quarters of 2014, we recorded no sales, as we awaited the new product.

On October 15, 2014, our second generation home media center, the HMC720, passed its stability test, which was the final pre-requisite before we could introduce it to the market. In the fourth quarter of 2014 we commenced sales of the HMC720. Total revenue for the year ended December 31, 2014, all of which was recorded in the 4th quarter, was $6,195,313. In the first quarter of the current fiscal year, sales fell slightly to $6,180,743, as our distributors had inventory left from 2014. Sales in the first quarter were also reduced by the lull in business that occurs during the Chinese New Year celebration. We expect sales to increase in coming quarters.

In March 2015, we introduced a new product, “Wifi Router”, into the market. The unit selling price (including 3% VAT) is RMB 369 (US$60). The Wifi Router's model number is YLT-100S. We don't manufacture the router; all manufacturing of the Wifi Routers is outsourced. For the three months ended March 31, 2015, sales of our HMC 720 were $6,064,311, sales of our Wifi Router were $116,432.

Income from Operations.  Our operating expenses for the three months ended March 31, 2015 decreased to $175,848 from $254,665 incurred in the three months ended March 31, 2014.  The primary reason for the decrease was the significant decrease in advertising expenses.   The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three months ended March 31, 2015 and 2014, our research and development expenses were $23,787 and $23,711, respectively.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. Because we sell directly to distributors, the purpose of our advertising is brand development rather than direct sales. Therefore, even though we terminated sales at the beginning of 2014, we continued to invest in market promotions in order to sustain the image of our brand. As a result, we incurred $98,000 in advertising expenses during the three months ended March 31, 2014. In the quarter ended March 31, 2015, however, we incurred no advertising expenses, but relied on our distributor network to effect the direct sales. Overall, therefore, selling and marketing expenses decreased by 87% to $13,953 for the three months ended March 31, 2015 from $108,215 for the three months ended March 31, 2014. In future quarters, we will renew our advertising efforts, which will result in higher selling and marketing expenses.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of rent, administrative employees’ salaries, professional service expenses and other expenses incurred for G&A functions. G&A expenses increased to $138,108 for the three months ended March 31, 2015 from $122,739 for the three months ended March 31, 2014, representing a 13% increase.

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

Our contributions are proportionate to salaries paid. Therefore, as labor rates in China have increased significantly in recent years and can be expected to continue to increase, any such increases will in turn cause an increase in the amount we pay to employee welfare plans.

After deducting these operating expenses, for the three months ended March 31, 2015 we realized operating income of $2,753,034. During the three months ended March 31, 2014, when we had no revenue, we had an operating loss of $254,665.

Other Income.  Our only non-operating income during three months ended March 31 2015 and 2014 was interest income. Our interest income was $33,080 for the three months ended March 31 2015 representing an increase of $2,984 compared to $30,096 of interest income for the three months ended March 31, 2014.

Provision for Income Taxes.  In 2013, our operating entity received preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe is entitled to a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by the local tax bureau that the income tax previously paid as of the date of notification of RMB 16,107,114 (US$2,615,795) could be offset against our future income tax after the tax exemption period.

The Company's Income Tax exemption expired on December 31, 2013. For the three years following, we will have a 50% reduction in Enterprise Income Tax. As a result, a tax provision of $349,235 was recorded for the three months ended March 31, 2015, which was offset against the prepaid income tax described above.

Net Income (Loss). We reported net income (loss) of $2,436,879 and $(229,424) for the three months ended March 31, 2015 and 2014, respectively. The VIE agreements assign to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a "non-controlling interest” of $121,553 from the net income for the three months ended March 31, 2015 and reduced our net loss by an allocation to the “non-controlling interest” of $12,200 for the three months ended March 31, 2014 before recognizing net income (loss) attributable to the common stockholders. After that, our net income (loss) attributable to the common stockholders’ for the three months ended March 31, 2015 and 2014 was $2,315,326, $.06 per share and $(217,224), $(0.01) per share, respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2015 and 2014, foreign currency translation adjustments of $155,758 and $(323,599), have been reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive income (loss).

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  As a result, at March 31, 2015, other than normal payables, our only debt consisted of $275,192 that we have borrowed from stockholders, primarily to obtain U.S. Dollars to pay the expenses of our parent corporation and professional expenses.  At March 31, 2015, our working capital totaled $40,078,353, an increase of $2,954,200 since December 31, 2014.

Our cash of $38,466,461 primarily consist of cash on hand and demand deposits. That entire amount is held in the PRC:  $228,238 by our subsidiary and $38,238,223 by Shenzhen Wonhe, our VIE.  Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash, our working capital included $2,180,907 in accounts receivables. This represented approximately 35% of our quarterly sales, but was a reduction of $1,086,903 from accounts receivable at the end of the last fiscal year. All accounts receivable at March 31, 2015 have been collected.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2015	2014
Net cash provided (used) by operating activities	$3,830,877	$(184,871)
Net cash provided by investing activities	-	-
Net cash provided by financing activities	33,631	5,000
Effects of exchange rate changes on cash	154,853	(299,720)
Net change in cash	4,019,361	(479,591)
Cash - beginning	34,447,100	35,146,245
Cash - end	$38,466,461	$34,666,654

Operating activities

Our operations provided $3,830,877 in cash during three months ended March 31, 2015.  Cash provided is larger than net income because of the aforesaid reduction in accounts receivable. Since we purchase the HMC720 and Wifi Routers from our manufacturers mostly on the basis of orders received from distributors, we carry only nominal amounts of inventory. Our ability to utilize contract manufacturers allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital – during the three months ended March 31 2015 and 2015 we made no capital investments.  Unless we expand our business activities in the future, investing activities will involve insignificant amounts of cash.

Financing activities

The net cash provided by financing activities of $33,631 for the three months ended March 31, 2015 represented a loan from related parties to allow us to pay professional fees in the U.S.

We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months.

Restrictions on Transfers of Funds

The VIE Agreements among Shengshihe Consulting and the Shenzhen Wonhe Shareholders provide that Shengshihe Consulting is entitled to 95% of total net profits arising from Shenzhen Wonhe’s operations.  Although Shengshihe Consulting is entitled to Shenzhen Wonhe’s profits, any distributions of such profits from Shengshihe Consulting to our U.S. parent company must comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies.

Almost all of the Company’s cash is in the PRC. The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Shenzhen Wonhe and Shengshihe Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Shengshihe Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in currency conversion, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders.  Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

Under PRC regulations, the Company’s operating subsidiary, Shenzhen Wonhe, may pay dividends only out of its accumulated profits, determined in accordance with the accounting standards and regulations prevailing in the PRC (“PRC GAAP”). To date, there have been no differences between the calculation of the profits of Shenzhen Wonhe and of Shengshihe Consulting in accordance with PRC GAAP and the calculation in accordance with US GAAP.

In addition, Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the reserve reaches 50% of its registered capital. Any amount in excess of 10% of accumulated profits that is contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of March 31, 2015, $2,265,309 has been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe. After March 31, 2015, $1,403,174 will be appropriated from our future profits, if any, and set aside for the statutory reserve.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three months ended March 31, 2015, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

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

We believe, therefore, that under prevailing laws and policies, our VIE Agreements are enforceable in Chinese courts.  Consideration must be given, however, to the possibility that the Chinese government will express a policy adverse to such arrangements, which would be likely to affect future adjudication of the enforceability of entrusted-management-type arrangements.  Moreover, as there are no judicial decisions known to us regarding the enforceability of VIE agreements, it is possible that our analysis of their enforceability may not prevail in a Chinese court. There is a risk, therefore, that if it occurred that the counterparties to the VIE agreements failed to abide by the VIE agreements, we would be unable to secure effective relief in the Chinese legal system.  In that eventuality, we would be required to de-consolidate Shenzhen Wonhe from the Company’s financial statements, and the Company would report no revenue nor earnings and only nominal assets.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2015.

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

In addition, we plan to designate individuals responsible for identifying reportable developments and to implement procedures designed to remediate the material weakness by focusing additional attention and resources on our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   -   OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A	Risk Factors
There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: May 11, 2015	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Chahua Yuan
Chahua Yuan, Chief Financial Officer, Chief Accounting Officer

*   *   *   *   *

