Form 10-K/A
period 2014-12-31
Wonhe High-Tech International, Inc.
filed 2015-06-29
CIK 1434388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment #1)

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

Documents incorporated by reference: NONE

Amendment No. 1

This amendment is being filed to include the Report of the Independent Registered Public Accounting Firm, which was inadvertently omitted from the initial filing.

No other changes have been made to the Report, nor has it been updated. For more current information, please refer to the Issuer's more recent filings on EDGAR.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wonhe High-Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Wonhe High-Tech International, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wonhe High-Tech International, Inc. and subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Flushing, NY

March 30, 2015

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: March 30, 2015	By:	/s/ Nanfang Tong
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

