Form 10-Q
period 2015-06-30
Wonhe High-Tech International, Inc.
filed 2015-08-19
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

August 18, 2015

Common Voting Stock: 58, 510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2015

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	June 30, 2015	December 31, 2014
	(Unaudited)

Current assets:
Cash	$55,784,833	$34,447,100
Accounts receivable	2,711,796	3,267,810
Inventory	2,774	-

Total current assets	58,499,403	37,714,910

Fixed assets	1,006,024	486,516
Less: accumulated depreciation	(331,374)	(289,266)

Fixed assets, net	674,650	197,250

Other assets:
Intangible assets, net	25,772	8,667
Other assets	16,912	14,223
Prepaid income taxes	1,614,330	2,341,300

Total other assets	1,657,014	2,364,190

TOTAL ASSETS	$60,831,067	$40,276,350

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	June 30, 2015	December 31, 2014
	(Unaudited)

Current liabilities:
Payroll payable	$38,695	$22,687
Taxes payable	150,663	172,248
Loan from stockholder	294,525	241,561
Accrued expenses and other payables	140,842	154,261

Total current liabilities	624,725	590,757

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 58,510,130 shares issued and outstanding at June 30, 2015 and 38,380,130 shares issued and outstanding at December 31, 2014	58,510	38,380
Additional paid-in capital	32,187,299	17,011,131
Retained earnings	22,747,091	18,332,743
Statutory reserve fund	2,524,259	2,033,776
Other comprehensive income	943,055	787,787

Stockholders’ equity before noncontrolling interests	58,460,214	38,203,817
Noncontrolling interests	1,746,128	1,481,776

Total stockholders’ equity	60,206,342	39,685,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,831,067	$40,276,350

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$7,243,941	$-	$13,424,684	$-
Cost of sales	(3,864,137)	-	(7,115,998)	-

Gross profit	3,379,804	-	6,308,686	-

Operating expenses:
Research and development expenses	31,597	23,569	55,385	47,280
Selling and marketing	117,409	43,620	131,362	151,835
General and administrative	163,336	121,732	301,444	244,471

Total operating expenses	312,342	188,921	488,191	443,586

Income (loss) from operations	3,067,462	(188,921)	5,820,495	(443,586)

Interest income	48,592	30,804	81,672	60,900

Income (loss) before provision for income taxes	3,116,054	(158,117)	5,902,167	(382,686)
Provision for income taxes	390,606	5,044	739,841	9,899

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	2,725,448	(163,161)	5,162,326	(392,585)
Noncontrolling interests	(135,942)	8,914	(257,495)	21,114

Net income (loss) attributable to common stockholders	$2,589,506	$(154,247)	$4,904,831	$(371,471)

Earnings (loss) per common share, basic and diluted	$0.05	$(0.00)	$0.11	$(0.01)

Weighted average shares outstanding, basic and diluted	53,864,745	38,380,130	46,165,213	38,380,130

Net income (loss)	$2,725,448	$(163,161)	$5,162,326	$(392,585)
Foreign currency translation adjustment	6,368	45,748	162,125	(277,851)

Comprehensive income (loss)	2,731,816	(117,413)	5,324,451	(670,436)

Comprehensive income (loss) attributable to noncontrolling interests	(136,881)	7,248	(264,352)	31,291

Comprehensive income (loss) attributable to common stockholders	$2,594,935	$(110,165)	$5,060,099	$(639,145)

See accompanying notes to the consolidated financial statement.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE six MONTHS ended JUNE 30, 2015 (UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, December 31, 2014	$38,380	$17,011,131	$18,332,743	$2,033,776	$1,481,776	$787,787	$39,685,593
Sale of common stock in private placement	20,130	15,176,168					15,196,298
Net income	-	-	4,904,831	-	257,495	-	5,162,326
Appropriation of statutory reserve	-	-	(490,483)	490,483	-	-	-
Other comprehensive Income	-	-	-	-	6,857	155,268	162,125

Balance, June 30, 2015 (Unaudited)	$58,510	$32,187,299	$22,747,091	$2,524,259	$1,746,128	$943,055	$60,206,342

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED, IN U.S. $)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$5,162,326	$(392,585)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47,906	45,103
Change in operating assets and liabilities:
Decrease in accounts receivable	553,325	137
(Increase) decrease in inventory	(2,774)	13,150
Decrease in prepaid expenses	-	35,934
Decrease in prepaid income taxes	726,970	19,329
(Decrease) in accounts payable	-	(107)
Increase (decrease) in payroll payable	16,008	(904)
(Decrease) increase in taxes payable	(21,585)	11,078
(Decrease) increase in accrued expenses and other payable	(13,419)	31,892

Net cash provided by (used in) operating activities	6,468,757	(236,973)

Cash flows from Investing activities:
Purchase of property, plant and equipment	(519,508)	-
Purchase of intangible assets	(22,032)	-

Net cash used in investing activities	(541,540)	-

Cash flows from financing activities:
Stockholder loans	51,898	4,095
Proceeds from sale of common stock	15,196,298	-

Net cash provided by financial activities	15,248,196	4,095

Effect of exchange rate changes on cash	162,320	(275,776)

Net change in cash	21,337,733	(508,654)
Cash, beginning	34,447,100	35,146,245

Cash, ending	$55,784,833	$34,637,591

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

As a result of the acquisition, the Company’s consolidated subsidiaries include World Win, the Company’s wholly-owned subsidiary, which is incorporated under the laws of the British Virgin Island (“BVI”), Kuayu International Holdings Group Limited (Hong Kong), or “Kuayu,” a wholly-owned subsidiary of World Win which is incorporated under the laws of Hong Kong, Shengshihe Management Consulting (Shenzhen) Co., Ltd., or “Shengshihe Consulting,” a wholly-owned subsidiary of Kuayu which is incorporated under the laws of the People’s Republic of China (“PRC”). The Company also consolidates the financial position and results of operations of Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe,” a company incorporated under the laws of the PRC which is effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements. Shenzhen Wonhe is considered a variable interest entity (“VIE”) of Shengshihe Consulting.

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company started to sell its new product HMC 720 in the last quarter of 2014. In addition, the Company started to sell another new product, a Wi-Fi-Router with model number YLT-100S, during the first quarter of 2015 and model number YLT-300S during the second quarter of 2015. As explained by the Company, YLT-100S is mostly used by individuals, and YLT-300S is primarily used in shopping malls. The Company is located in Shenzhen, Guangdong Province, China.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION (continued)

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provides technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe has agreed to pay as an annual service fee to Shengshihe Consulting, 95% of Shenzhen Wonhe’s annual net income plus an additional monthly payment of approximately $8,165 (RMB 50,000).  The agreement has an unlimited term and can only be terminated by mutual agreement of the parties.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION (continued)

After the Share Exchange, the Company’s current organization structure is as follows:

See Note 13 for subsequent events and changes to the above corporate structure.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements as of and for the three and six months ended June 30, 2015 and 2014 include Wonhe High-Tech, World Win, Kuayu, Shengshihe Consulting and its VIE, Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basis of Accounting and Presentation (continued)

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2014, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

Variable Interest Entity

Pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, “Consolidation” (“ASC 810”), the Company is required to include in its consolidated financial statements, the financial statements of its variable interest entity (“VIE”).  ASC 810 requires a VIE to be consolidated by a reporting entity if it reporting entity is subject to a majority of the risk of loss for the VIE or is entitled to receive a majority of the VIE’s residual returns.  VIEs are those entities in which a reporting entity, through contractual arrangements, bears the risk of, and enjoys the rewards normally associated with ownership of the entity, and therefore the reporting entity is the primary beneficiary of the VIE.

Under ASC 810, a reporting entity has a controlling financial interest in a VIE, and must consolidate that VIE, if the reporting entity has both of the following characteristics: (a) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance; and (b) the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.  The reporting entity’s determination of whether it has this power is not affected by the existence of kick-out rights or participating rights, unless a single enterprise, including its related parties and de facto agents, have the unilateral ability to exercise those rights.  Shenzhen Wonhe’s stockholders do not hold any kick-out rights that affect the consolidation determination.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

Principally, almost of the assets recorded on the balance sheets of the Company are owned by Shenzhen Wonhe. In addition, all of the unrecognized revenue-producing assets of the Company are owned by Shenzhen Wonhe. Likewise, all of the recognized assets of Shenzhen Wonhe are recorded on the Company’s balance sheets, and all of the unrecognized assets of Shenzhen Wonhe are utilized for the benefit of the Company.

The following are financial statement amounts and balances of Shenzhen Wonhe that have been included in the accompanying consolidated financial statements.

ASSETS	June 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash	$55,546,870	$34,228,266
Account receivable	2,711,796	3,267,810
Inventory	2,774	-

Total current assets	58,261,440	37,496,076

Fixed assets, net	674,650	197,250

Other assets:
Intangible assets	25,772	8,667
Other assets	16,912	14,223
Prepaid income taxes	1,614,330	2,341,300

Total other assets	1,657,014	2,364,190

TOTAL ASSETS	$60,593,104	$40,057,516

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES	June 30, 2015	December 31, 2014
	(Unaudited)
Current liabilities:
Payable to WFOE(1)	$25,922,042	$21,029,629
Due to Wonhe High-Tech International, Inc. (2)	25,056,724	9,882,600
Payroll payable	37,194	21,192
Taxes payable	89,060	116,629
Accrued expenses and other payables	487,563	401,584

Total current liabilities	51,592,583	31,451,634

TOTAL LIABILITIES	$51,592,583	$31,451,634

(1)	Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,165). The monthly payments have been paid in full as of June 30, 2015.

(2)	Due to Wonhe High-Tech International, Inc. represents the cash received by Shenzhen Wonhe for the sale of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,850,000). 20,130,000 common shares issued by Wonhe High-Tech International, Inc. in April, 2015 at $0.77 each (Approximately US$15,196,000).

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$7,243,941	$-	$13,424,684	$-
Net income (loss) (3)	$2,718,856	$(162,074)	$5,149,908	$(384,315)

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Net cash provided by (used in) operating activities	$21,720,695	$(346,129)
Net cash provided by financing activities	-	4,189
Effect of exchange rate changes on cash	(402,091)	(206,787)

Net change in cash	$21,318,604	$(548,727)

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2015	December 31, 2014
Balance sheet items, except for stockholders’ equity, as of periods end	0.1632	0.1625

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Amounts included in the statements of income and cash flows for the periods	0.1633	0.1628	0.1629	0.1628

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three months ended June 30, 2015 and 2014, foreign currency translation adjustments of $6,368 and $45,748 and for the six months ended June 30, 2015 and 2014, foreign currency translation adjustments of $162,125 and $(277,851), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company, its manufacturers, and its customers, the following are the criteria that support reporting gross revenue:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed the Home Media Center Model 720 (the “HMC720”) and two categories of Wifi Routers and is responsible for all of its specifications.
●	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

During the last quarter of 2014, the Company started to sell an updated product, HMC720, which was developed by the Company and outsourced to others to produce. During the first quarter of 2015, the Company started to sell a new product, a Wifi-Router YLT-100S. During the second quarter of 2015, the Company commenced the sale of another Wifi-Router, YLT-300S. These Routers were developed by the Company and outsourced to others to produce.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $97,980 and $32,200 for the three months ended June 30, 2015 and 2014, respectively, and $97,740 and $130,240 for the six months ended June 30, 2015 and 2014.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $31,597 and $23,569 for the three months ended June 30, 2015 and 2014, respectively, and $55,385 and $47,280 for the six months ended June 30, 2015 and 2014, respectively

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when due.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  As of June 30, 2015 and December 31, 2014, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the three and six months ended June 30, 2015 and 2014, the Company did not write off any accounts receivable as bad debts.

Inventory

Inventory, comprised of HMC 720s, is valued at the lower of cost or market value. The value of inventory is determined using the first-in, first-out method.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and the VIE are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of June 30, 2015, $2,524,259 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of June 30, 2015 and December 31, 2014, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company, its subsidiaries and the VIE operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2015 and 2014.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax followed by a 50% exemption for the next three years commencing January 1, 2014.  The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company was declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of June 30, 2015 and 2014. For the six months ended June 30, 2015, the Company offset the income tax provision of $735,701, leaving a balance of prepaid income taxes of $1,614,330.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statement of income and other comprehensive income. There were no dilutive shares outstanding during the three and six months ended June 30, 2015 and 2014.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

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

4.	fixed assets

Fixed assets at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30,	December 31,
	2015	2014
	(Unaudited)

Office equipment	$194,974	$157,751
Motor vehicles	701,233	219,419
Leasehold improvements	109,817	109,346
	1,006,024	486,516
Less: accumulated depreciation	(331,374)	(289,266)
Fixed assets, net	$674,650	$197,250

Depreciation expense charged to operations for the three months ended June 30, 2015 and 2014 was $20,443 and $20,293, respectively. Depreciation expense charged to operations for the six months ended June 30, 2015 and 2014 was $42,951 and $40,761, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

5.	INTANGIBLE assets

Intangible assets at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)

Software	$48,144	$26,000
Less: accumulated amortization	(22,372)	(17,333)

Intangible assets, net	$25,772	$8,667

Software was purchased in December 2012, and is being amortized over three years, beginning in January 2013. The Company purchased an “OA” office system in June 2015, which is being amortized over three years, beginning in June 2015. Amortization expense charged to operations for the three months ended June 30, 2015 and 2014 was $2,790 and $2,161 respectively. Amortization expense charged to operations for the six months ended June 30, 2015 and 2014 was $4,955 and $4,342, respectively.

6.	COMMITMENTS

Leases

On September 30, 2013, the Company entered into a lease agreement with an unrelated third party at a monthly rental of $9,579 per month. The lease expired on August 31, 2014. On September 1, 2014, the Company renewed the lease agreement at the same rent for twelve months. The lease was terminated in May 2015 without incurring any penalties.

In May 2015, the Company entered into a new lease agreement with an unrelated party at a monthly rent of $12,119 for one year, expiring in May 2016.

Rent expense for the three months ended June 30, 2015 and 2014 was $39,696 and $31,979, respectively. Rental expense for the six months ended June 30, 2015 and 2014 was $71,716 and $64,195, respectively.

Employment Agreements

Shenzhen Wonhe, our operating affiliate, has employment agreements with our officers Nanfang Tong and Qing Tong:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 8,000 (approximately US $1306) which terminates on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement, as director, provides for a monthly salary of RMB 10,000 (approximately US $1632) and terminates on October 31, 2016.  Ms. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Ms. Tong’s performance.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreement, we currently do not provide other benefits to the officers at this time. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

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

Strategic Cooperation Agreement

In April 2015, the Company entered into a distribution agreement with Shenzhen Yunlutong Technology Co., Ltd (“YLT”), which owned by one of the Company’s directors, who own 4.87% of the Company’s common stock. The agreement expires in 3 years. Under the agreement, 1) YLT shall purchase 662,000 Commercial Routers from Shenzhen Wonhe, with 200,000 purchased during the first year, 220,000 during the second year and 242,000 Commercial Routers during the third year, for a total purchase price of RMB 926,800,000 (US $151,253,760). During the three and six months ended June 30, 2015, the Company purchased RMB1,680,000 (US $274,176). Any change in share ownership of YLT shall be approved by Shenzhen Wonhe. In addition, Shenzhen Wonhe obtained an exclusive right to acquire YLT if YLT’s gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 during the term of the agreement. YLT agreed not to sell any equity or issue any debt during the 3 years. The price of the acquisition shall be established by an independent appraiser.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and subsidiaries. The loans are non-interest bearing, and the balance due was $294,525 and $241,561 at June 30, 2015 and December 31, 2014, respectively.

The loans principally represent professional and legal fees incurred in the U.S. paid by the stockholder and operating expenses for Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from stockholder.

8.	sale of Common stock

In April 2015, Wonhe High-Tech International, Inc. Sold 20,130,000 shares of common stock to 21 unrelated individuals, 3 major shareholders of Shenzhen Wonhe, and 3 unrelated companies in a private offering in the PRC. The purchase price for the shares was approximately RMB 4.72 (US $.77) per share, or a total of RMB 93,000,600 (US $15,196,298). The shares were sold to accredited investors for their own accounts. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

Of the 20,130,000 shares sold, 4,600,000 (22.7%) were sold to two directors and one officer /director of the Company. On the date of sale, the Company’s common stock was quoted on the OTCQB at $3.07 per share. Since over 75% of the shares in this offering were sold to unrelated parties at $0.77 per share, the Company believes that this price was more representative of the price per share than $3.07. In addition, no shares of the Company’s common stock were traded on the OTCQB from January 1, 2015 to April 22, 2015. As a result, management believes that the $0.77 per share was a fair price and recorded no compensation related to the share sold to the officer/ director of the Company.

9.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consists of the following for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$390,606	$5,044	$739,841	$9,899
Deferred	-	(22,178)	-	(52,677)
Change in valuation allowance	-	22,178	-	52,677

	$390,606	$5,044	$739,841	$9,899

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

9.	Income taxes (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	$779,014	25.0%	$1,475,542	25.0%
VIE tax holiday	(388,408)	(12.5)	(735,701)	(12.5)

Effective tax rate	$390,606	12.5%	$739,841	12.5%

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	$(19,656)	12.50%	$(42,727)	12.50%
Valuation allowance	24,700	(15.7)	57,626	(15.1)

Effective tax rate	$5,044	(3.21)%	$9,899	(2.59)%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Aggregate dollar effect of tax holiday	$388,408	$-	$735,701	$-
Per share effect, basic and diluted	$0.01	$-	$0.01	$-

The Company’s PRC tax filings for the tax year ended December 31, 2013 were examined by the tax authorities in May, 2014.  The examinations were completed and resulted in no adjustments. The Company’s PRC tax filings for the tax year ended December 31, 2014 were examined by the tax authorities in May, 2015. The examinations were completed and resulted in no adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

9.	Income taxes (continued)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012, the six months period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year and the year ended December 31, 2013 and 2014. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through June 30, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended June 30, 2012, six-month tax period ended December 31, 2012, and the tax years ended December 31, 2014 and 2013 remain open to examination by the IRS.

All of the Company’s operations are conducted in the PRC. At June 30, 2015, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $55.8 million and the Company held approximately $55.5 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

10.	CONTINGENCIES (continued)

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

Major customers

One customer accounted for approximately 10% of total sales for the three months ended June 30, 2015 and the same customer accounted for approximately 11% of total sales for the six months ended June 30, 2015. During the three and six months June 30, 2014, the Company had no sales. Five customers accounted for approximately 92% of accounts receivable as of June 30, 2015. Seven customers accounted for approximately 91% of accounts receivable as of December, 2014.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS (continued)

Total contributions to employee welfare programs for the three and six months ended June 30, 2015 and 2014 were as follow:

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total contributions	$4,217	$4,846	$14,512	$9,631

13.	SubsEquent events

In July 2015, World Win, a wholly owned subsidiary of the Company, received 60% of the ownership in Wonhe Multimedia Commerce Ltd, a company newly organized in Australia (“Australian Wonhe”). 25% of the stock of Australian Wonhe is owned by Wonhe International (Hong Kong) which is owned and controlled by Qing Tong, the chairman of the Board of Director of our Company. The remaining 15% is owned by three unaffiliated investors. The ownership of Australian Wonhe is as follows

Shares
World Win	81,000,000
Wonhe International Holdings Group Co., Ltd.*	33,750,000
Dowshe Group Ltd.	9,450,000
Huili Chen	6,750,000
Beijing Ruihua Future Investment Management Co., Ltd.	4,050,000
Total	135,000,000

* Wonhe International Holdings Croup Co., Ltd. is owned 100% by Qing Tong, the chairman of the Board of Director of the Company.

On August 5, 2015, World Win sold all the outstanding common stock of Kuayu International Holdings Group Limited (“Kuayu”) to Australian Wonhe for 10,000 Hong Kong Dollars (“US$1,290”). Kuayu is the sole owner of Shengshihe Management Consulting (Shenzhen) Co. Ltd, the subsidiary in China that has the VIE agreement with ShenzZhen Wonhe Technology Co., Ltd., the operating company.

The effect of the sale of Kuayu was to reduce the Company’s interest in the operating company from 100% to 60%. During the quarter ended September 30, 2015, the Company will recognize a transaction loss of approximately $13,400,000, based upon June 30, 2015 information.

Australian Wonhe plans to sell 15 to 20 million shares on the Australian Stock Exchange at $0.15 US per share to assist Australian Wonhe in aiding the VIE’s commercial development objectives.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30
Sales	$7,243,941	$-
Gross Profit	3,379,804	-
Operating Income (loss)	3,067,462	(188,921)
Net income (loss) attributable to common stockholders	$2,589,506	$(154,247)

	Six Months Ended June 30
	2015	2014
Sales	$13,424,684	$-
Gross Profit	6,308,686	-
Operating Income	5,820,495	(443,586)
Net income attributable to common stockholders	$4,904,831	$(371,471)

Sales. We commenced sales of our HMC660 products in December 2011. During the third quarter of 2013, however, we announced that we were developing a second generation home media center in order to expand our potential market.  In order to achieve successful entry into other provinces, our product had to be redesigned to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customer group in other provinces that does not receive service through SARFT is dominated by local media companies.

As a result of our announcement that a second generation product was coming, demand for our first generation product fell significantly. Toward the end of 2013 we terminated production of the HMC660, and during the first three quarters of 2014, we recorded no sales, as we awaited our new product.

On October 15, 2014, our second generation home media center, the HMC720, passed its stability test, which was the final pre-requisite before we could introduce it to the market. In the fourth quarter of 2014 we commenced sales of the HMC720. Total revenue for the year ended December 31, 2014, all of which was recorded in the 4th quarter, was $6,195,313. In the first quarter of the current fiscal year, sales fell slightly to $6,180,743, as our distributors had inventory left from 2014. Sales in the first quarter were also reduced by the lull in business that occurs during the Chinese New Year celebration. In the second quarter of 2015, sales of the HMC720 rebounded to $6,365,846, resulting in sales of the HMC720 totaling $12,429,491 for the first half of 2015. We believe sales will increase in coming quarters.

In March 2015, we introduced a new product, “Wifi Router”, into the market. The unit selling price (including 3% VAT) is RMB 369 (@US$60). The Wifi Router's model number is YLT-100S. In June 2015 we also introduced another Wifi Router, YLT-300S, into the market. As with our home media center, we do not manufacture the routers; all manufacturing of the Wifi Routers is outsourced. For the three months ended June 30, 2015, sales of our Wifi Routers were $880,631; for the six months ended June 30, 2015, sales of Wifi Routers were $995,192.

Income from Operations.  Our operating expenses for the three months ended June 30, 2015 increased to $312,342 from $188,921 incurred in the three months ended June 30, 2014.  The primary reason for the increase was the significant increase in advertising expenses.   For the six months ended June 30, 2015, our operating expenses increased to $488,191 from $443,586 incurred in the six months ended June 30, 2014. The primary reason for the increase was salary and office expenses, beside the increase in advertising previously mentioned. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three months ended June 30, 2015 and 2014, our research and development expenses were $31,597 and $23,569, respectively. For the six months ended June 30, 2015 and 2014, our research and development expenses were $55,385 and $47,280.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. Because we sell directly to distributors, the purpose of our advertising is brand development rather than direct sales. Therefore, even though we terminated sales at the beginning of 2014, we continued to invest in market promotions in order to sustain the image of our brand. As a result, we incurred $32,420 and $130,240 in advertising expenses during the three and six months ended June 30, 2014. In the quarter ended March 31, 2015, however, we incurred no advertising expenses, but relied on our distributor network to effect the direct sales. In the quarter ended June 30, 2015 we renewed our advertising efforts, thus for the three and six months ended June 30, 2015 our advertising expenses were $97,980 and $97,740.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses were primarily comprised of rent, administrative employees’ salaries, professional and other expenses incurred for G&A functions. G&A expenses increased to $163,336 for the three months ended June 30, 2015 from $121,732 for the three months ended June 30, 2014, representing a 34% increase. G&A increased to $301,444 for the six months ended June 30, 2015 from $244,471 for the six months ended June 30, 2014.

General and administrative expenses are affected by changes in employees’ remuneration. Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan. Specifically, the following regulations require that we pay a percentage of employee salaries into the specified plans as follows:

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

Our operating income, for the three and six months ended June 30, 2015 was $3,067,462 and $5,820,495, respectively. During the three and six months ended June 30, 2014, we had an operating loss of $188,921 and $443,586, respectively.

Other Income.  Our only non-operating income during three and six months ended June 30, 2015 and 2014 was interest income. Our interest income was $48,592 and $81,672 for the three and six months ended June 30, 2015, representing an increase of $17,788 and $20,772 compared to $30,804 and $60,900 of interest income for the three and six months ended June 30, 2014.

Provision for Income Taxes.  In 2013, our operating entity received preferential tax treatment from the PRC State Administration of Taxation.  Shenzhen Wonhe was awarded a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by the local tax bureau that the income tax previously paid as of the date of notification of RMB 16,107,114 ($2,615,795) could be offset against our future income taxes after the tax exemption period.

The Company's full Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% exemption from the Enterprise Income Tax. As a result, a tax provision, after the 50% deduction, of $390,606 and $739,841 was recorded for the three and six months ended June 30, 2015, respectively, which was offset against the prepaid income taxes described above.

Net Income (Loss). We reported net income (loss) of $2,725,448 and $(163,161) for the three months ended June 30, 2015 and 2014, respectively, and $5,162,326 and $(392,585) for the six months ended June 30, 2015 and 2014, respectively. The VIE agreements assign to Shengshihe Consulting 95% of the net profit generated from Shenzhen Wonhe.  For that reason, we deducted a "non-controlling interest” of $135,942 and $257,495 from our net income for the three and six months ended June 30, 2015, and reduced our net loss by an allocation to the “non-controlling interest” of $8,914 and $21,114 for the three and six months ended June 30, 2014 before recognizing net income (loss) attributable to the common stockholders. Our net income (loss) attributable to common stockholders’ for the three months ended June 30, 2015 and 2014 was $2,589,506 ($.05 per share) and $(154,247) ($(0.00) per share), respectively. For the six months ended June 30, 2015 and 2014 net income (loss) attributable to common stockholders’ was $4,904,831 ($0.11 per share) and $(371,471) ($(0.01) per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended June 30, 2015 and 2014, foreign currency translation adjustments of $6,368 and $45,748, and for the six months ended June 30, 2015 and 2014, foreign currency translation adjustments of $162,125 and $(277,851), have been reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive income (loss). In August 2015, the PRC government devalued its currency by approximately 3.5%. This will have an effect when converting our future financial statements.

Subsequent Events

In July 2015, World Win, a wholly owned subsidiary of the Company, received 60% of the ownership in Wonhe Multimedia Commerce Ltd, a company newly organized in Australia (“Australian Wonhe”). 25% of the stock of Australian Wonhe is owned by Wonhe International (Hong Kong) which is owned and controlled by Qing Tong, the chairman of the Board of Director of our Company. The remaining 15% is owned by three unaffiliated investors. The ownership of Australian Wonhe is as follows

Shares
World Win	81,000,000
Wonhe International Holdings Group Co., Ltd.*	33,750,000
Dowshe Group Ltd.	9,450,000
Huili Chen	6,750,000
Beijing Ruihua Future Investment Management Co., Ltd.	4,050,000
Total	135,000,000

* Wonhe International Holdings Croup Co., Ltd. is owned 100% by Qing Tong, the chairman of the Board of Director of the Company.

On August 5, 2015, World Win sold all the outstanding common stock of Kuayu International Holdings Group Limited (“Kuayu”) to Australian Wonhe for 10,000 Hong Kong Dollars (“US$1,290”). Kuayu is the sole owner of Shengshihe Management Consulting (Shenzhen) Co. Ltd, the subsidiary in China that has the VIE agreement with ShenzZhen Wonhe Technology Co., Ltd., the operating company.

The effect of the sale of Kuayu was to reduce the Company’s interest in the operating company from 100% to 60%. During the quarter ended September 30, 2015, the Company will recognize a transaction loss of approximately $13,400,000, based upon June 30, 2015 information.

Australian Wonhe plans to sell 15 to 20 million shares on the Australian Stock Exchange at $0.15 US per share to assist Australian Wonhe in aiding the VIE’s commercial development objectives.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  As a result, at June 30, 2015, our only debt consisted of $294,525 that we have borrowed from stockholders, primarily in order to obtain U.S. Dollars to pay professional expenses.  At June 30, 2015, our working capital totaled $57,874,678, an increase of $20,750,525 since December 31, 2014.

Our cash and cash equivalents of $55,784,833 primarily consist of cash on hand and demand deposits. That entire amount is held in the PRC: $55,546,870 by Shenzhen Wonhe, our VIE, and $237,963 by our subsidiary.  Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $2,711,796 in accounts receivable. This represented approximately 20% of our six months’ sales, but was a reduction of $556,014 from accounts receivable at the end of the last fiscal year. All accounts receivable at June 30, 2015 has been subsequently collected.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Net cash provided (used) by operating activities	$6,468,757	$(236,973)
Net cash used by investing activities	(541,540)	-
Net cash provided by financing activities	15,248,196	4,095
Effects of exchange rate changes on cash	162,320	(275,776)
Net change in cash	21,337,733	(508,654)
Cash - beginning	34,447,100	35,146,245
Cash - end	$55,784,833	$34,637,591

Operating activities

Our operations provided $6,468,757 in cash during six months ended June 30, 2015.  Cash provided is larger than net income because of the aforesaid reduction in accounts receivable. Since we purchase the HMC720 and Wifi Routers from our outsourced manufacturers, mostly on the basis of orders received from distributors, we carry only nominal amounts of inventory. Our ability to utilize contract manufacturers allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. During the six months ended June 30, 2015, however, we used $541,540 to purchase equipment, vehicles and intangible assets. During the six months ended June 30, 2014, we made no capital investments.

Financing activities

The net cash provided by financing activities of $15,248,196 for the six months ended June 30, 2015 primarily represented the net proceeds of $15,196,298 from a private offering and a loan of $51,898 from related parties to allow us to pay professional fees in the U.S.

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

Almost all of the Company’s cash is in the PRC. The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Shenzhen Wonhe and Shengshihe Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Shengshihe Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with these procedural requirements can result in delays in currency conversion, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders.  Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

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

Items	PRC GAAP	US GAAP
Accumulated profit as of January 1, 2015 – Shenzhen Wonhe	$21,284,123	$18,332,743
Net income for the six months ended June 30, 2015 – Shenzhen Wonhe	5,162,326	5,162,326
Accumulated profit as of June 30, 2015– Shenzhen Wonhe	26,446,449	23,495,069
Appropriation of statutory reserves - Shenzhen Wonhe*	2,640,234	-
Accumulated profit available for dividend as of June 30, 2015 – Shenzhen Wonhe	23,806,215	23,495,069
Accumulated profit as of June 30, 2015– WFOE	142,984	142,984
Appropriation of statutory reserves-WOFE	16,037	-
Noncontrolling interest - Shenzhen Wonhe**	(1,048,541)	(1,174,753)
Accumulated profit as of June 30, 2015 - consolidated	$22,916,695	$22,463,300

*	Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.
**	Noncontrolling interest is calculated as 5% of Shenzhen Wonhe’s accumulated profit available for dividends.

Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the reserve reaches 50% of its registered capital. Any amount in excess of 10% of accumulated profits that is contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of June 30, 2015, $2,640,234 has been appropriated from retained earnings and set aside for the statutory reserve. After June 30, 2015, $1,427,106 will be appropriated from our future profits, if any, and set aside for the statutory reserve.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and six months ended June 30, 2015 and 2014, there was one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results.  This was the determination reflected in Note 2 to the financial statements to consolidate the balance sheet and historical financials of our variable interest entity, Shenzhen Wonhe.

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

We believe, therefore, that under prevailing laws and policies, our VIE Agreements are enforceable in Chinese courts.  Consideration must be given, however, to the possibility that the Chinese government will express a policy adverse to such arrangements, which would be likely to affect future adjudication of the enforceability of entrusted-management-type arrangements.  Moreover, as there are no judicial decisions known to us regarding the enforceability of VIE agreements, it is possible that our analysis of their enforceability may not prevail in a Chinese court. There is a risk, therefore, that if the counterparties to the VIE agreements failed to abide by the VIE agreements, we would be unable to secure effective relief in the Chinese legal system.  In that eventuality, we would be required to de-consolidate Shenzhen Wonhe from the Company’s financial statements, and the Company would report no revenue nor earnings and only nominal assets.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2015.

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

(a) Unregistered sales of equity securities

On April 22, 2015 the Registrant sold 20,130,000 shares of common stock to 27 individuals and entities in a private offering. Included among the purchasers were three members of the Registrant's board of directors: Nanfang Tong (1,600,000 shares), Qing Tong (1,500,000 shares) and Jingwu Li (1,500,000 shares). The purchase price for the shares was 4.6 Renminbi (approx. $.77) per share, or a total of 93,000,600 Renminbi (approx. $15,500,100).

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

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2015.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: August 19, 2015	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

*       *       *       *       *

