Form 10-Q/A
period 2015-06-30
Wonhe High-Tech International, Inc.
filed 2015-10-06
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Amendment No. 1 to Form 10-Q

This amendment is being filed in order to modify the disclosure in Note 2 to the Consolidated Financial Statements: "Summary of Significant Accounting Policies - Variable Interest Entity.

No other changes have been made to this report, nor has any of the information been updated. Readers should refer to more recent filings by the Issuer on EDGAR for more current information.

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

ASSETS	June 30, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash	$40,415,317	$34,228,266
Account receivable	2,711,796	3,267,810
Inventory	2,774	-

Total current assets	43,129,887	37,496,076

Fixed assets, net	674,650	197,250

Other assets:
Intangible assets	25,772	8,667
Other assets	16,912	14,223
Prepaid income taxes	1,614,330	2,341,300

Total other assets	1,657,014	2,364,190

TOTAL ASSETS	$45,461,551	$40,057,516

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

LIABILITIES	June 30, 2015	December 31, 2014
	(Unaudited)
Current liabilities:
Payable to WFOE(1)	$25,922,042	$21,029,629
Due to Wonhe High-Tech International, Inc. (2)	9,925,171	9,882,600
Payroll payable	37,194	21,192
Taxes payable	89,060	116,629
Accrued expenses and other payables	487,563	401,584

Total current liabilities	36,461,030	31,451,634

TOTAL LIABILITIES	$36,461,030	$31,451,634

(1)	Payable to WFOE represents amounts due to Shengshihe Consulting under the Exclusive Technical Service and Business Consulting Agreement for consulting services provided to Shenzhen Wonhe in exchange for 95% of Shenzhen Wonhe’s net income and monthly payments of RMB 50,000 (approximately US$8,165). The monthly payments have been paid in full as of June 30, 2015.
(2)	Due to Wonhe High-Tech International, Inc. represents the cash received by Shenzhen Wonhe for the sale of 14,480,000 common shares issued by Wonhe High-Tech International, Inc. on May 2, 2013 at $0.68 each (total approximately US$9,850,000). In April 2015, 20,130,000 common shares were sold by Wonhe High-Tech International, Inc. in China at $0.77 each (Approximately US$15,500,000) which proceeds were received by Shenzhen Wonhe. On April 9, 2015, the Company entered a funds custody agreement with Shengshihe Consulting and set up an escrow account for the proceeds from the sale of these shares. Under the custody agreement, Shengshihe Consulting will oversee the use of these proceeds. These proceeds cannot be utilized without the prior written approval of the Company’s Board of Directors.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales	$7,243,941	$-	$13,424,684	$-
Net income (loss) (3)	$2,718,856	$(162,074)	$5,149,908	$(384,315)

(3)	Under the Exclusive Technical Service and Business Consulting Agreement, 95% of the net income is to be remitted to the WFOE.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Variable Interest Entity (continued)

	For the Six Months Ended June 30,
	2015	2014
	(Unaudited)	(Unaudited)

Net cash provided by (used in) operating activities	$6,538,650	$(346,129)
Net cash (used in) investing activities	(541,652)	-
Net cash provided by financing activities	52,909	4,189
Effect of exchange rate changes on cash	137,144	(206,787)

Net change in cash	$6,187,051	$(548,727)

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: October 6, 2015	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

*       *       *       *       *

