Form 10-Q
period 2015-09-30
Wonhe High-Tech International, Inc.
filed 2015-11-18
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

November 18, 2015

Common Voting Stock: 58, 510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2015

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	September 30, 2015	December 31, 2014
	(Unaudited)

Current assets:
Cash	$54,378,441	$34,447,100
Accounts receivable	2,728,726	3,267,810

Total current assets	57,107,167	37,714,910

Fixed assets	2,197,984	486,516
Less: accumulated depreciation	(329,755)	(289,266)

Fixed assets, net	1,868,229	197,250

Other assets:
Intangible assets, net	20,921	8,667
Other assets	17,443	14,223
Prepaid income taxes	1,626,695	2,341,300

Total other assets	1,665,059	2,364,190

TOTAL ASSETS	$60,640,455	$40,276,350

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2015	December 31, 2014
	(Unaudited)

Current liabilities:
Payroll payable	$43,546	$22,687
Taxes payable	152,053	172,248
Loan from stockholder	302,187	241,561
Accrued expenses and other payables	135,623	154,261

Total current liabilities	633,409	590,757

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 58,510,130 shares issued and outstanding at September 30, 2015 and 38,380,130 shares issued and outstanding at December 31, 2014	58,510	38,380
Additional paid-in capital	37,911,576	17,011,131
Retained earnings	7,126,201	18,332,743
Statutory reserve fund	1,725,134	2,033,776
Other comprehensive income	(195,141)	787,787

Stockholders’ equity before noncontrolling interests	45,626,280	38,203,817
Noncontrolling interests	14,380,766	1,481,776

Total stockholders’ equity	60,007,046	39,685,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,640,455	$40,276,350

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$8,005,378	$-	$21,430,062	$-
Cost of sales	(4,643,462)	-	(11,759,459)	-

Gross profit	3,361,916	-	9,670,603	-

Operating expenses:
Research and development expenses	48,770	32,344	104,155	79,624
Selling and marketing	309,859	11,062	441,221	162,897
General and administrative	8,055,125	108,180	8,356,569	352,651

Total operating expenses	8,413,754	151,586	8,901,945	595,172

Income (loss) from operations	(5,051,838)	(151,586)	768,658	(595,172)

Non-operating income (loss):
Interest income	48,098	30,721	129,770	91,621
Write off leasehold improvements	(54,404)	-	(54,404)	-
Other non-operating expenses	(8,150)	-	(8,150)	-

Total non-operating (loss) income	(14,456)	30,721	(67,216)	91,621

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

(Loss) before provision for income taxes	(5,066,294)	(120,865)	835,874	(503,551)
Provision for income taxes	311,426	5,061	1,051,267	14,960

Net (loss)	(5,377,720)	(125,926)	(215,393)	(518,511)
Noncontrolling interests	(661,853)	7,055	(919,348)	28,170

Net (loss) attributable to common stockholders	$(6,039,573)	$(118,871)	$(1,134,741)	$(490,341)

(Loss) per common share, basic and diluted	$(0.10)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding, basic and diluted	58,510,130	38,380,130	51,800,130	38,380,130

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Comprehensive income (loss):
Net (loss)	$(5,377,720)	$(125,926)	$(215,393)	$(518,511)
Foreign currency translation adjustment	(2,354,088)	(326)	(2,191,963)	(278,177)

Comprehensive (loss)	(7,731,808)	(126,252)	(2,407,356)	(796,688)
Comprehensive income (loss) attributable to noncontrolling interests	266,459	7,072	530,811	38,364

Net comprehensive (loss) attributable to common stockholders	$(7,998,267)	$(119,180)	$(2,938,167)	$(758,324)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE NINE MONTHS ended SEPTEMBER 30, 2015

(UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2014	$38,380	$17,011,131	$18,332,743	$2,033,776	$1,481,776	$787,787	$39,685,593
Sale of common stock in private placement	20,130	15,176,168	-	-	-	-	15,196,298
Stock compensation	-	7,534,080					7,534,080
Net (loss)	-	-	(1,134,741)	-	919,348	-	(215,393)
Reclassification of 40% noncontrolling interest	-	(2,879,620)	(9,370,739)	(1,009,704)	13,439,565	(179,502)	-
Purchase of VIE		1,069,817	-	-	(1,071,386)	-	(1,569)
Appropriation of statutory reserve	-	-	(701,062)	701,062	-	-	-
Other comprehensive income	-	-	-	-	(388,537)	(1,803,426)	(2,191,963)

Balance, September 30, 2015 (Unaudited)	$58,510	$33,257,116	$10,591,455	$2,734,838	$14,380,766	$(1,015,639)	$60,007,046

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED, IN U.S. $)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net (loss)	$(215,393)	$(518,511)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	115,298	65,889
Loss on disposal of fixed assets	54,404	-
Stock compensation for shareholder and consultants	7,534,080	-
Change in operating assets and liabilities:
Decrease in accounts receivable	535,864	137
(Increase) in inventory	-	(539,010)
Decrease in prepaid expenses	-	45,988
Decrease in prepaid income taxes	714,605	19,329
Increase in accounts payable	-	552,053
Increase (decrease) in payroll payable	20,859	(660)
(Decrease) increase in taxes payable	(20,195)	16,935
Increase in accrued expenses and other payable	52,104	52,933

Net cash provided by (used in) operating activities	8,791,626	(304,917)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,889,913)	-
Purchase of intangible assets	(21,830)	-
Proceeds from sale of subsidiary’s stock	1,290	-
Purchase of VIE	(1,569)	-

Net cash (used) in investing activities	(1,912,022)	-

Cash flows from financing activities:
Proceeds from sale of common stock	15,196,298	-

Net cash provided by financing activities	15,196,298	-

Effect of exchange rate changes on cash	(144,561)	(275,297)

Net change in cash	19,931,341	(580,214)
Cash, beginning	34,447,100	35,146,245

Cash, ending	$54,378,441	$34,566,031

See accompanying notes to the consolidated financial statements.

7

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED, IN U.S. $)

	Nine Months Ended September 30,
	2015	2014

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$391,805	$-

Cash paid for interest	$-	$-

Noncash financing activities:

Payment of accrued expenses	$70,742	$5,000

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS

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

As a result of the acquisition in June 2012, the Company’s consolidated subsidiaries included World Win, the Company’s wholly-owned subsidiary, which is incorporated under the laws of the British Virgin Island (“BVI”), Kuayu International Holdings Group Limited (Hong Kong), or “Kuayu,” a wholly-owned subsidiary of World Win which is incorporated under the laws of Hong Kong, and Shengshihe Management Consulting (Shenzhen) Co., Ltd., or “Shengshihe Consulting,” a wholly-owned subsidiary of Kuayu which is incorporated under the laws of the People’s Republic of China (“PRC”). The Company also consolidated the financial position and results of operations of Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe,” a company incorporated under the laws of the PRC which was effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements. Shenzhen Wonhe was considered a variable interest entity (“VIE”) of Shengshihe Consulting.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

Call Option Agreement:  Pursuant to the Call Option Agreement, Shengshihe Consulting had an exclusive option to purchase, or to designate a purchaser for, to the extent permitted by PRC law and foreign investment policies, part or all of the equity interests in Shenzhen Wonhe held by each of its stockholders.  To the extent permitted by PRC laws, the purchase price for the entire equity interest was approximately $0.16 (RMB1.00) or the minimum amount required by PRC law or government practice.

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

In July 2015, World Win, the Company's wholly-owned subsidiary, organized Wonhe Multimedia Commerce Ltd. ("Australian Wonhe") under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win. 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of Wonhe High-Tech. The remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290). Kuayu is the sole owner of Shengshihe Consulting, which in turn had the VIE agreements with Shenzhen Wonhe at that time, the Company's operating company. The effect of the sale of Kuayu, therefore, was to reduce the interest of the Company in its operating company by 40%.

The 33,750,000 shares of Australia Wonhe issued to the chairman of the board’s wholly owned company, Wonhe International (Hong Kong), and the 20,250,000 shares issued to the financial consultants was recognized as compensation during the quarter ended September 30, 2015. The value of the compensation was determined using the public offering price for the shares to be sold in Australia. The total stock compensation recognized was $7,534,080 based upon the offering price for the shares of Australian Wonhe of $0.13952 US per share.

Until September 15, 2015, Shengshihe Management controlled Shenzhen Wonhe through the above contractual agreements, which made Shenzhen Wonhe a variable interest entity, the effect of which was to cause the balance sheet and operating results of Shenzhen Wonhe to be consolidated with those of Shengshihe Management in the Company’s financial statements.

On September 15, 2015 the Company's 60%-owned subsidiary, Shengshihe Consulting, exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,569). The equity was purchased from Qing Tong, Nanfang Tong, Youliang Wang and Jingwu Li, who are the members of Wonhe High-Tech's Board of Directors. As a result of the acquisition by Shengshihe Consulting of the registered ownership of Shenzhen Wonhe, the balance sheet and operating results of Shenzhen Wonhe will hereafter continue to be consolidated with those of Shengshihe Consulting as its 100% owned subsidiary.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

After the restructure, the Company’s current organization structure is as follows:

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company started to sell its new product HMC 720 in the last quarter of 2014. In addition, the Company started to sell another new product, a Wi-Fi-Router with model number YLT-100S, during the first quarter of 2015 and model number YLT-300S during the second quarter of 2015. YLT-100S is mostly used by individuals, and YLT-300S is primarily used in shopping malls. Shenzhen Wonhe is located in Shenzhen, Guangdong Province, China.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting.  The consolidated financial statements as of and for the three and nine months ended September 30, 2015 and 2014 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the year ended December 31, 2014, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

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

Foreign Currency Translation

Almost all of the Company’s assets are located in the PRC. The functional currency for the majority of the operations is the Renminbi (“RMB”). For Kuayu, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”). For Australian Wonhe, the functional currency is the Australian dollar (“AUD”). The Company uses the US Dollar for financial reporting purposes. The consolidated financial statements of the Company have been translated into US dollars in accordance with FASB ASC 830, “Foreign Currency Matters.”

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2015	December 31, 2014
Balance sheet items, except for stockholders’ equity, as of periods end	0.1569	0.1625

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Amounts included in the statements of income and cash flows for the periods	0.1593	0.1623	0.1617	0.1626

For the three months ended September 30, 2015 and 2014, foreign currency translation adjustments of $(2,354,088) and $(326) and for the nine months ended September 30, 2015 and 2014, foreign currency translation adjustments of $(2,191,963) and $(278,177), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists entirely of foreign currency translation adjustments. Pursuant to ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US dollars at that rate or any other rate.

The value of the RMB against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting. In August 2015, the PRC devalued its currency by 3%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $134,316 and $0 for the three months ended September 30, 2015 and 2014, respectively, and $232,056 and $130,080 for the nine months ended September 30, 2015 and 2014, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $48,770 and $32,344 for the three months ended September 30, 2015 and 2014, respectively, and $104,155 and $79,624 for the nine months ended September 30, 2015 and 2014, respectively

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when due.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  As of September 30, 2015 and December 31, 2014, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the three and nine months ended September 30, 2015 and 2014, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of September 30, 2015, $1,725,134 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of September 30, 2015 and December 31, 2014, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2015 and 2014.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax and has a 50% exemption for the next three years commencing January 1, 2014.  The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company was declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of September 30, 2015 and 2014. For the nine months ended September 30, 2015, the Company offset the income tax provision of $1,045,118, leaving a balance of prepaid income taxes of $1,626,695.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

Hong Kong

Kuayu International is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on non Hong Kong source income.

Australia

Australian Wonhe is incorporated in Australia. Pursuant to the income tax laws of Australia, the Company is not subject to tax on non-Australia source income.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling Interests

The noncontrolling interest, representing 40% of the net assets in Wonhe Multimedia not attributable, directly or indirectly to the Company, is measured at its carrying value in the stockholders’ equity section of the consolidated balance sheets.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of income and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended September 30, 2015 and 2014.

3.	Recently Issued Accounting Standards

In May 2014, FASB issued ASU 2014-09, "Revenue from Contracts with Customers". This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. In August 2015, FASB issued ASU 2015-14 deferring the effective date to annual and interim periods beginning on or after December 15, 2017, and early adoption will be permitted, but not earlier than the original effective date of annual and interim periods beginning on or after December 15, 2016, for public entities. We will adopt this ASU when effective. Companies may use either a full retrospective or modified retrospective approach to adopt this ASU and our management is currently evaluating which transition approach to use. We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statements and related disclosures.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

4.	fixed assets

Fixed assets at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)

Office equipment	$212,073	$157,751
Motor vehicles	674,164	219,419
Production equipment	1,311,747	-
Leasehold improvements	-	109,346

	2,197,984	486,516
Less: accumulated depreciation	(329,755)	(289,266)

Fixed assets, net	$1,868,229	$197,250

Depreciation expense charged to operations for the three months ended September 30, 2015 and 2014 was $63,453 and $20,306, respectively. Depreciation expense charged to operations for the nine months ended September 30, 2015 and 2014 was $106,404 and $61,607, respectively.

5.	INTANGIBLE assets

Intangible assets at September 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)

Software	$46,286	$26,000
Less: accumulated amortization	(25,365)	(17,333)

Intangible assets, net	$20,921	$8,667

Software was purchased in December 2012, and is being amortized over three years, beginning in January 2013. The Company purchased an “OA” office system in June 2015, which is being amortized over three years, beginning in June 2015. Amortization expense charged to operations for the three months ended September 30, 2015 and 2014 was $3,938 and $2,162 respectively. Amortization expense charged to operations for the nine months ended September 30, 2015 and 2014 was $8,894 and $4,182, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

6.	commitments

Leases

On September 30, 2013, the Company entered into a lease agreement with an unrelated third party at a monthly rental of $9,579 per month. The lease expired on August 31, 2014. On September 1, 2014, the Company renewed the lease agreement at the same rent for twelve months. The lease was terminated in May 2015 without incurring any penalties.

In May 2015, the Company entered into a new lease agreement with an unrelated party at a monthly rent of $12,000 for one year, expiring in May 2016.

Rent expense for the three months ended September 30, 2015 and 2014 was $44,671 and $31,847, respectively. Rental expense for the nine months ended September 30, 2015 and 2014 was $116,387 and $96,042, respectively.

Employment Agreements

Shenzhen Wonhe, now our operating subsidiary, has employment agreements with our officers Nanfang Tong and Qing Tong:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 8,000 (approximately US $1,294) which terminates on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement, as an officer, provides for a monthly salary of RMB 10,000 (approximately US $1617) and terminates on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Ms. Tong’s performance.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, we currently do not provide other benefits to the officers at this time. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

6.	COMMITMENTS (continued)

Strategic Cooperation Agreement

In April 2015, the Company entered into a distribution agreement with Shenzhen Yunlutong Technology Co., Ltd (the “YLT”), which is owned by one of the Company’s directors, who owns 4.87% of the Company’s common stock. The agreement expires in 3 years. Under the agreement, 1) YLT shall purchase 662,000 commercial routers from Shenzhen WONHE, with 200,000 purchased during the first year, 220,000 during the second year and 242,000 commercial routers during the third year, for a total purchase price of RMB 926,800,000 (US $151,253,760). During the three and nine months ended September 30, 2015, the Company purchased RMB5,040,000 (US $812,448) and RMB 6,720,000 (US $1,086,624), respectively. Any change in share ownership of YLT shall be approved by Shenzhen Wonhe. In addition, Shenzhen Wonhe obtained an exclusive right to acquire YLT if YLT’s gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. YLT agreed not to sell any equity or issue any debt during the 3 years. The price of the acquisition shall be established by an independent appraiser.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $302,187 and $241,561 at September 30, 2015 and December 31, 2014, respectively.

The loans principally represent professional and legal fees incurred in the U.S. paid by the stockholder and operating expenses for Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from stockholder.

Nanfang Tong, the chief executive officer and Qing Tong, the director, are brothers.

8.	sale of Common stock

In April 2015, Wonhe High-Tech International, Inc. sold 20,130,000 shares of common stock to 21 unrelated individuals, 3 major shareholders of Shenzhen Wonhe at the time, and 3 unrelated companies in a private offering in the PRC. The purchase price for the shares was approximately RMB 4.72 (US $.77) per share, or a total of RMB 93,000,600 (US $15,196,298). The shares were sold to accredited investors for their own accounts. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

8.	SALE OF COMMON STOCK (continued)

Of the 20,130,000 shares sold, 4,600,000 (22.7%) were sold to two directors and one officer /director of the Company. On the date of sale, the Company’s common stock was quoted on the OTCQB at $3.07 per share. Since over 75% of the shares in this offering were sold to unrelated parties at $0.77 per share, the Company believes that this price was more representative of the price per share than $3.07. In addition, no shares of the Company’s common stock were traded on the OTCQB from January 1, 2015 to April 22, 2015. As a result, management believes that the $0.77 per share was a fair price and recorded no compensation related to the shares sold to the officer/ director of the Company.

9.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consists of the following for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$311,426	$5,061	$1,051,267	$14,960
Deferred	-	(17,747)	-	(70,424)
Change in valuation allowance	-	17,747	-	70,424

	$311,426	$5,061	$1,051,267	$14,960

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and nine months ended September 30, 2015 and 2014.

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015

Tax at PRC statutory rate	25.0%	25.0%
VIE tax holiday	(12.5)	(12.5)
Non-deductible stock	(18.6)	113.3

Effective tax rate	(6.1)%	125.8%

the stock compensation of approximately $7,534,000 would be deductible only to the U.S. Parent Company, and accordingly there is no deferred tax benefit to be recognized.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

9.	INCOME TAXES (continued)

	For the Three Months Ended September 30, 2014	For the Nine Months Ended September 30, 2014

Tax at PRC statutory rate	12.5%	12.5%
Valuation allowance	(16.7)	(15.5)

Effective tax rate	(4.2)%	(3.0)%

The following presents the aggregate dollar and per share effects of the Company’s VIE tax holidays:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Aggregate dollar effect of tax holiday	$309,417	$-	$1,045,118	$-
Per share effect, basic and diluted	$0.01	$-	$0.02	$-

The Company’s PRC tax filings for the tax years ended December 31, 2014 and 2013 were examined by the tax authorities. The examinations were completed and resulted in no adjustments.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012, the six months period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year and the years ended December 31, 2014 and 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

9.	INCOME TAXES (continued)

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through September 30, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended June 30, 2012, six-month tax period ended December 31, 2012, and the tax years ended December 31, 2014 and 2013 remain open to examination by the IRS.

All of the Company’s operations are conducted in the PRC. At September 30, 2015, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $10.6 million and the Company held approximately $54.5 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

11.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks.

Major customers

Three customer accounted for approximately 52% of total sales, the largest being 25% for the three months ended September 30, 2015 and no customer accounted for over 10% of total sales for the nine months ended September 30, 2015. During the three and nine months September 30, 2014, the Company had no sales. Four customers accounted for approximately 89% of accounts receivable as of September 30, 2015, the largest being 27%. Seven customers accounted for approximately 91% of accounts receivable as of December, 2014.

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS

Shenzhen Wonhe is required to make contributions to PRC multi-employer welfare programs by government regulations sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that the Company pay a percentage of employee salaries into the specified plans:

Regulation	Plan	% of Salary
Shenzhen Special Economic Zone Social Retirement Insurance Regulations	Pension	13%
Shenzhen Work-Related Injury Insurance Regulations	Workers Comp.	0.4%
Guangdong Unemployment Insurance Regulations	Unemployment	2%
Housing Provident Fund Management Regulations	Housing	5%
Shenzhen Social Medical Insurance Measures	Medical	6.5% or 0.6%*
Guangdong Employees Maternity Insurance	Maternity	0.5% or 0.2%*

*	Depending on their position in the Company, employees receive either hospitalization, medical and maternity insurance or comprehensive medical and maternity insurance, which is a lower premium.

Total contributions to employee welfare programs for the three and nine months ended September 30, 2015 and 2014 were as follow:

	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total contributions	$6,676	$3,477	$21,188	$16,039

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

13.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company’s US parent only balance sheets as of September 30, 2015, and the US parent company only statements of income, and cash flows for the three months ended September 30, 2015 and 2014 are as follows:

Condensed Balance Sheets

ASSETS	September 30, 2015	December 31, 2014
	(Unaudited)

Other receivable from subsidiaries	$9,912,000	$9,912,000
Investment in subsidiaries	36,035,589	28,558,212

TOTAL ASSETS	$45,947,589	$38,470,212

LIABILITIES AND STOCKHOLDERS’ EQUITY	September 30, 2015	December 31, 2014
	(Unaudited)

Current liabilities:

Loan from stockholder	$299,628	$228,886
Accrued liabilities	21,681	37,509

Total current liabilities	321,309	266,395

Stockholders’ equity:

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 58,510,130 shares issued and outstanding at September 30, 2015 and 38,380,130 shares issued and outstanding at December 31, 2014	58,510	38,380
Additional paid-in capital	37,911,576	17,011,131
Retained earnings	7,656,194	21,154,306

Total stockholders’ equity	45,626,280	38,203,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,947,589	$38,470,212

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

13.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income

	For The Three Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investment in subsidiaries	$(5,360,845)	$(97,308)

Operating expenses:
General and administrative	16,875	21,563

Net income	$(5,377,720)	$(118,871)

	For The Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Revenues:
Share of earnings from investment in subsidiaries	$(160,479)	$(436,716)

Operating expenses:
General and administrative	54,914	53.625

Net income	$(215,393)	$(490,341)

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

13.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Cash Flows

	For The Nine Months Ended September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$(215,393)	$(490,341)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	301,963	436,716
(Decrease) increase in accrued liabilities	(15,828)	48,625

Net cash (used by) operating activities	(70,742)	(5,000)

Cash flows from financing activities:
Proceeds from stockholders	70,742	5,000

Net cash (used by) financing activities	70,742	5,000

Net increase in cash	-	-
Cash, beginning of year	-	-

Cash, end of year	$-	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$-	$-

Basis of Presentation

The Company records its investment in its subsidiaries under the equity method of accounting. Such investment is presented as “Investment in subsidiaries” in the condensed balance sheets and the U.S. parent’s share of the subsidiaries’ profits are presented as “Share of earnings from investment in subsidiaries” in the condensed statements of income.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED, IN U.S. $)

13.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Basis of Presentation (continued)

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries amounted to $45,947,589 and $38,470,212 as of September 30, 2015 and December 31, 2014, respectively.

In addition, the Company’s operations and revenues are conducted and generated in the PRC; all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute any dividends outside of China due to PRC’s foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries’ exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries exceed 25% of the consolidated net assets of the Company.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 30, 2012, Shengshihe Consulting and Shenzhen Wonhe and its shareholders, Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe required the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe was a variable interest entity.  Since the entities that were parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since January 1, 2012.

On September 15, 2015 Shengshihe Consulting exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,569). The equity was purchased from the Shenzhen Wonhe Shareholders, each of whom is a member of the Company's Board of Directors. From that date forward, the financial results of Shenzhen Wonhe are consolidated as a subsidiary of Shengshihe Consulting.

In July 2015, World Win International Holdings Ltd. ("World Win"), a wholly-owned subsidiary of Wonhe High-Tech, organized Wonhe Multimedia Commerce Ltd. ("Australian Wonhe") under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win. 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of the Company. The remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu International Holdings Group Limited ("Kuayu") to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290).

Kuayu is the sole owner of Shengshihe Consulting, which in turn owns our operating company, Shenzhen Wonhe as of September 15, 2015. The effect of the sale of Kuayu, therefore, was to reduce the Company's interest in its operating entity by 40%. The 40% reduction in ownership of Kuayu, was recognized as compensation valued at $7,534,000 to the chairman of the board and the financial consultants during the quarter ended September 30, 2015.

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

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30
	2015	2014
Sales	$8,005,378	$-
Gross profit	3,361,916	-
Operating loss	(5,051,838)	(151,586)
Net loss attributable to common stockholders	$(6,039,573)	$(118,871)

	Nine Months Ended September 30
	2015	2014
Sales	$21,430,062	$-
Gross profit	9,670,603	-
Operating loss	768,658	(595,172)
Net loss attributable to common stockholders	$(1,134,741)	$(490,341)

Sales. We commenced sales of our HMC660 products in December 2011, entirely within Guangdong Province.  During the third quarter of 2013, however, we announced that we were developing a second generation home media center in order to expand our potential market.  In order to achieve successful entry into other provinces, our product had to be redesigned to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customer group in other provinces that does not receive service through SARFT is dominated by local media companies.

As a result of our announcement that a second generation product was coming, demand for our first generation product fell significantly. Toward the end of 2013 we terminated production of the HMC660, and during the first three quarters of 2014 we recorded no sales, as we awaited our new product.

On October 15, 2014, our second generation home media center, the HMC720, passed its stability test, which was the final pre-requisite before we could introduce it to the market. In the fourth quarter of 2014 we commenced sales of the HMC720. Total revenue for the year ended December 31, 2014, all of which was recorded in the 4th quarter, was $6,195,313. For the three months ended September 30, 2015, sales of HMC 720 was $6,291,036. Sales of HMC 720 remained stable when compared with the prior two quarters and the last quarter of 2014. For the nine months ended September 30, 2015, sales of the HMC720 totaled $18,720,527, representing approximately 35,000 units sold.

In March 2015, we introduced our new product, “Wifi Router”, into the market. The unit selling price (including 3% VAT) is RMB 369 (US$60). The Wifi Router's model number is YLT-100S. In June 2015 we also introduced another Wifi Router, YLT-300S, into the market. As with our home media center, we do not manufacture the routers; all manufacturing of the Wifi Routers is outsourced. For the three months ended September 30, 2015, sales of our Wifi Routers were $1,714,342; for the nine months ended September 30, 2015, sales of Wifi Routers were $2,709,535.

Income from Operations.  Our operating expenses for the three months ended September 30, 2015 increased to $8,413,754 from $151,586 incurred in the three months ended September 30, 2014.  For the nine months ended September 30, 2015, our operating expenses increased to $8,901,945 from $595,172 incurred in the nine months ended September 30, 2014. The primary reason for the increase was the $7,534,000 in compensation to our chairman of the board and financial consultants that we recorded as a result of the transfer of our subsidiary Kuayu to an entity in which those individuals owned 40% of the equity. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three months ended September 30, 2015 and 2014, our research and development expenses were $48,770 and $32,344, respectively. For the nine months ended September 30, 2015 and 2014, our research and development expenses were $104,155 and $79,624.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. Because we sell directly to distributors, the purpose of our advertising is brand development rather than direct sales. Therefore, even though we terminated sales at the beginning of 2014, we continued to invest in market promotions in order to sustain the image of our brand. As a result, we incurred $0 and $130,080 in advertising expenses during the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2015 our advertising expenses were $134,316 and $232,056, respectively.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are generally comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. As noted above, the $7,534,000 stock compensation expense incurred in the 3rd quarter contributed to an increase in G&A expenses to $8,055,125 for the three months ended September 30, 2015 from $108,180 for the three months ended September 30, 2014, and to $8,356,569 for the nine months ended September 30, 2015 from $352,651 for the nine months ended September 30, 2014.

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

After deducting these operating expenses, for the three and nine months ended September 30, 2015 we realized operating income (loss) of $(5,051,838) and $768,658, respectively. During the three and nine months ended September 30, 2014, we had an operating (loss) of $(151,586) and $(595,172), respectively.

Other Income (loss).  The components of our non-operating loss during the three month period were:

●	Our interest income was $48,098 and $129,770 for the three and nine months ended September 30, 2015, representing an increase of $17,377 and $38,149 compared to $30,721 and $91,621 of interest income for the three and nine months ended September 30, 2014. We have no interest-bearing debt.

●	We recorded a loss of $54,404 on disposal of our building improvements when we moved our executive offices

●	We made a donation of $8,150.

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

The Company's 100% Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% reduction in the Enterprise Income Tax. As a result, a tax provision, after the 50% deduction, of $311,426 and $1,051,267 was recorded for the three and nine months ended September 30, 2015, respectively, which was offset against the prepaid income tax described above.

Net Income (Loss). We reported net (loss) of $(5,377,720) and $(125,926) for the three months ended September 30, 2015 and 2014, respectively, and $(215,393) and $(518,511) for the nine months ended September 30, 2015 and 2014, respectively. The VIE agreements, which were terminated on September 15, 2015, assigned to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe before September 15, 2015.  In addition, for the period from August 5, 2015, we had a non-controlling interest equal to the 40% of Australian Wonhe not owned by the Company. For that reason, we reduced our net loss by an allocation to the"non-controlling interest” of $661,853 and $919,348 for the three and nine months ended September 30, 2015, and reduced our net loss by an allocation to the “non-controlling interest” of $7,055 and $28,170 for the three and nine months ended September 30, 2014 before recognizing net income (loss) attributable to the common stockholders. After those allocations, our net (loss) attributable to common stockholders’ for the three months ended September 30, 2015 and 2014 was $(6,039,573) ($(0.1) per share) and $(118,871) ($(0.00) per share), respectively. For the nine months ended September 30, 2015 and 2014 net (loss) attributable to common stockholders’ was $(1,134,741) ($(0.02) per share) and $(490,341) ($(0.01) per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended September 30, 2015 and 2014, foreign currency translation adjustments of $(2,354,088) and $(326), and for the nine months ended September 30, 2015 and 2014, foreign currency translation adjustments of $(2,191,962) and $(278,177)), have been reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive income (loss)

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations and equity contributions by our shareholders.  As a result, at September 30, 2015, our only debt consisted of $302,187 that we have borrowed from a stockholder, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation and professional expenses.  At September 30, 2015, our working capital totaled $56,473,758, an increase of $18,758,848 since December 31, 2014.

Our cash and cash equivalents of $54,378,441 primarily consist of cash on hand and demand deposits.   Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $2,728,726 in accounts receivable. This represented approximately 35% of our three months’ sales, but was a reduction of $539,084 from accounts receivable at the end of the last fiscal year. All accounts receivable at September 30, 2015 has been subsequently collected.

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2015	2014
Net cash provided (used) by operating activities	$8,791,626	$(304,917)
Net cash provided by investing activities	(1,912,022)	-
Net cash provided by financing activities	15,196,298	-
Effects of exchange rate changes on cash	(2,144,561)	(275,297)
Net change in cash	19,931,341	(580,214)
Cash - beginning	34,447,100	35,146,245
Cash - end	$54,378,441	$34,566,031

Operating activities

Our operations provided $8,791,626 in cash during the nine months ended September 30, 2015, as compared to use of $304,917 in cash from operations that we recorded in the prior period. Our operations provided cash, even as we recorded a net loss, primarily because the loss was caused by the $7,534,080 non-cash stock compensation expense that we recorded. In addition, operating cash flow benefited from the aforesaid $535,864 reduction in accounts receivable and a decrease of prepaid income tax of $714,605. Since we purchase the HMC720 and Wifi Routers from our outsourced manufacturers, mostly on the basis of orders received from distributors, we carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. During the nine months ended September 30, 2015, however, we used $1,889,913 to purchase equipment, vehicles and some intangible assets. The expenditure was part of a special program in which we are installing Wifi routers in various residential districts in Beijing to provide free Wifi service to the residents. We plan to use the data gathered in this fashion to provide commercial marketing services and generate advertising revenue. In addition, we used $21,830 to purchase software. We also received $1,290 from the sale of our subsidiary Kuayu, and spent $1,569 to purchase Shenzhen Wonhe’s equity. During the nine months ended September 30, 2014, we made no capital investments.

Financing activities

The net cash provided by financing activities of $15,196,298 for the nine months ended September 30, 2015 which represented the net proceeds from a private offering.

We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months.

Restrictions on Transfers of Funds

Almost all of the Company’s cash is in the PRC. Any distributions of those funds or future operation profits from our Chinese subsidiaries, Shengshihe Consulting and Shenzhen Wonhe, to our U.S. parent company must comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Shenzhen Wonhe and Shengshihe Consulting, may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Shengshihe Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in currency conversion, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders. Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

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

Items	PRC GAAP	US GAAP
Accumulated profit as of January 1, 2015 – Shenzhen Wonhe	$18,332,743	$18,332,743
Net income for the nine months ended September 30, 2015 – Shenzhen Wonhe	7,315,825	7,315,825
Accumulated profit as of September 30, 2015– Shenzhen Wonhe	25,648,568	25,648,568
Appropriation of statutory reserves - Shenzhen Wonhe*	2,861,261	-
Accumulated profit available for dividend as of September 30, 2015 – Shenzhen Wonhe	28,509,829	25,648,568
Accumulated profit as of September 30, 2015– WFOE	148,409	148,409
Appropriation of statutory reserves-WOFE	16,640	-
Noncontrolling interest - Shenzhen Wonhe**	(14,380,766)	(14,380,766)
Accumulated profit as of September 30, 2015 - consolidated	$14,294,112	$14,277,472

*	Appropriation of statutory reserves is calculated as 10% of Shenzhen Wonhe’s accumulated profit.
**	Noncontrolling interest is calculated as 5% of Shenzhen Wonhe’s accumulated profit available for dividends before August 5, 2015 and 40% of Shenzhen Wonhe and Shengshihe’s accumulated profit available for dividends.

Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits each year, if any, to fund the statutory general reserve until the reserve reaches 50% of its registered capital. Any amount in excess of 10% of accumulated profits that is contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.  As of September 30, 2015, $2,861,261 has been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe. After September 30, 2015, $1,090,104 will be appropriated from our future profits, if any, and set aside for the statutory reserve.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and nine months ended September 30, 2015 and 2014, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2015.

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

(a) Unregistered sales of equity securities

The Company effected no unregistered sales of securities during the third quarter of fiscal 2015.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2015.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: November 18, 2015	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

*     *     *     *     *

