Form 10-K
period 2015-12-31
Wonhe High-Tech International, Inc.
filed 2016-04-14
CIK 1434388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-54744

WONHE HIGH-TECH INTERNATIONAL, INC.

(Name of Registrant in its Charter)

Nevada	26-0775642
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2015, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $5,218,860 based upon the closing sale price on June 30, 2015 of $.10 per share.

As of April 14, 2016, there were 58,510,130 shares of common stock outstanding.

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

On June 27, 2012, we completed a reverse acquisition through a share exchange with World Win International Holding Ltd (BVI), a corporation organized in the British Virgin Islands (“World Win”). We acquired 100% of the issued and outstanding capital stock of World Win in exchange for 19,128,130 shares of our common stock, which constituted 80.0% of our issued and outstanding capital stock. As a result of the reverse acquisition, World Win became our wholly-owned subsidiary and the former shareholders of World Win became our controlling stockholders. The share exchange was treated for accounting purposes as a reverse acquisition, with World Win as the acquirer and the Company as the acquired party.

World Win was established in the British Virgin Islands on April 5, 2012, at which time it acquired ownership of Kuayu International Holdings Group Ltd. (Hong Kong), an entity established in Hong Kong ("Kuayu") on January 11, 2012 to serve as an intermediate holding company. On April 6, 2012, the local government of the PRC issued a certificate of approval regarding the acquisition by Kuayu of Shengshihe Management Consulting (Shanzhen) Co., Ltd., an entity established in the PRC on April 17, 2012 (“Shengshihe Consulting”).

Until September 15, 2015, the business of Shengshihe Consulting was to provide management services to Shenzhen Wonhe. The services were provided pursuant to a set of four agreements among Shengshihe Consulting, Shenzhen Wonhe and the shareholders of Shenzhen Wonhe: Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong. The four agreements assigned to Shengshihe Consulting over 95% of the benefit arising from the operations of Shenzhen Wonhe as well as control of the corporate activities of that entity. As a result, for accounting purposes, Shenzhen Wonhe was considered a variable interest entity with respect to Shengshihe Consulting, and the balance sheet and financial results of Shenzhen Wonhe were consolidated with those of the Company in our financial statements.

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

In July 2015, World Win organized Wonhe Multimedia Commerce Ltd. ("Australian Wonhe") under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win. 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of the Company. The remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290). Since Kuayu is the sole owner of Shengshihe Consulting, which in turn owns our operating company, Shenzhen Wonhe, the effect of the sale of Kuayu was to reduce the Company's interest in its operating entity by 40%.

As a result of the reorganization during 2015, our current organizational structure is as follows:

Business Overview

Shenzhen Wonhe is a high-tech enterprise which specializes in research and development and the marketing of high-end business and personal IT products that provide third party application services. From 2011 through 2013, all of our revenues were derived from sales of our Home Media Center 660 (“HMC660”) in Guangdong Province. However, during the last quarter of 2013, the Company discontinued the production of HMC660 and focused on development of a second generation home media center, the "HMC720", which we developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of our market. In October 2014, we introduced the HMC720 and began to rebuild our sales volume.

In March 2015 we expanded our product offerings with the introduction of our YLT-100S Wifi Router. This was followed in June 2015 by our YLT-300S Wifi Router. The YLT-100S is marketed primarily for home use; the YLT-300S is designed for larger commercial networks. Our "Smart Routers" have a complex operating system that provides users a broad range of capabilities, allowing smart management of networks and devices.

The results of our sales of these three products during 2015 were:

	Units	Revenue
HMC720 Home Media Center	47,940	$24,194,999
Smart Routers (YLT-100S and YLT-300S)	54,800	$6,134,608

We expect sales of Smart Routers to grow significantly in coming years, both as a result of market demand and due to the Wireless Network Coverage Project in Beijing Area that we initiated with Guangdong Kesheng Enterprise Co., Ltd. in January 2016. See description below.

HMC720

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

We believe our HMC720 has the following favorable traits and advantages compared to other similar products currently available in the marketplace:

1.	Excellent performance: good audio and video decoding capability equipped with high-performance CPU and AV chips, supporting 1080P high definition play and 7.1 sound track HIFI effect.

2.	Ultralow power: the incorporation of the INTEL ATOM ultralow power master chip series along with advanced inner thermal design reduces power consumption to only one-tenth of a typical desktop computer. In addition, the fine heat dissipation and structural design ensure the surface temperature remains below 35◦C even while working for a long time. Avoidance of extreme temperatures contributes to the chip’s performance and minimizes disruptions.

3.	Complete functions: our HMC 660 combines a PC set top box (“STB”), DVD, multimedia computer, security monitor HZJTHY and visual telephone into one comprehensive digital home furnishing solution with a fashionable appearance and compact size.

4.	Abundant applications: the application software combines telecommunication, radio and television and the internet, provides abundant video content themed by television, movies and information programs, households themed by family security, smart home, motion sports and videophone; and value-added services themed by telemedicine, online instruction, auto repair and E-shopping.

Smart Routers

The operating system in our Smart Routers incorporates a BCM4709 dual core 1GHz processor, which is uncommon in routers. This enhanced processing power enables router to offer users control over bandwidth, online access and web browsing, as well as the ability to install any number of applications, all under the protection of a built-in firewall and 64/128 bit WEP encryption. With strong USB sharing capabilities, our Smart Routers facilitate management of networks and devices by individually controlling the download or upload bandwidth of a specified port and enabling transfers to an associated storage device. Effectively, our Smart Routers integrate the functions of a router, four-interface switch, wireless access point and firewall into a single device.

Our Smart Routers are manufactured using an aluminum alloy, which not only provides a smooth and shiny futuristic appearance, but protects the main board and chip from damage and significantly reduces heat loss. Our Smart Routers meet IEEE802.11n, IEEE802.11g and IEEE802.11b standards, while providing wireless transmission rates up to 300Mbps. With QOS fast security settings, the routers allow users to set up wireless security easily. A remote management function permits users to manage the router remotely via the Internet.

Among the functions available on our Smart Routers are:

●	AppStore acceleration. After installation, the App Store Accelerator will increase AppStore download acceleration by up to 1000%.

●	Adblock function. Our Smart Routers will help users strip away the advertisements that precede most downloaded videos.

●	Single-threaded download accelerating. Our Smart Routers automatically accelerate the download of zip, rar and exe files by more than 100%.

●	Mobile phone management. Users can download onto their mobile phones any of three apps that will enable password access to the router for management purposes.

Products Under Development

Our major product under development is a computer set-top-box (“PC-STB”), which combines the system architecture of a multimedia computer with that of a digital set-top box, and features wireless remote control, fully integrating a family’s multimedia application requirements into a single device. We hope to introduce the PC-STB before the end of 2016. In addition, we have seven other hardware products that are  in various stages of  research and development, including a domestic mini-terminal server, a minicomputer, an All-In-One PC, an ARM panel personal computer and an Android smartphone, We are also developing a Wonhe applications platform and a metropolis business information operating website.

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

Our routers compete with domestics companies such as Shenzhen Huawei Technologies Co., Ltd., as well as multinational providers such as Xiaomi Company. We expect our routers to compete on the basis of stability, speed (our Wifi routers are three times faster than 4G) and, most especially, the extensive array of functions offered by our Smart Routers.

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

Business Partnerships - Media Devices

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

Business Partnerships - Routers

We plan to utilize our business relationships for the growth of our router business as well. Our initial accomplishment in that regard was the formation of a joint venture with Guangdong Kesheng Enterprise Co., Ltd. ("Guangdong Kesheng") in January 2016, when Shenzhen Wonhe entered into an agreement titled "Wireless Network Coverage Project in Beijing Area" with Guangdong Kesheng. The agreement contemplates that the two parties will work together to develop a wireless network in certain designated areas of Beijing. The commercial purpose of the network will be to serve as a vehicle for advertising and marketing, with the revenue to be shared between Shenzhen Wonhe and Guangdong Kesheng.

Shenzhen Wonhe has committed in the agreement to provide 382,990,000 RMB (USD $59.25 million) to the project, including 226,010,000 RMB (USD $34.97 million) in cash and 118,980,000 RMB (USD $18.41 million) in routers and other equipment. Shenzhen Wonhe will also contribute the network that it developed during 2015 in the Tongzhou District of Beijing as a pilot project, at a cost of 38,000,000 RMB (USD $5.88 million). Shenzhen Wonhe's cash contribution will be paid over three years: 104,498,990 RMB in 2016, 84,636,558 RMB in 2017 and 36,871,412 RMB in 2018. Shenzhen Wonhe has also committed to develop the data systems that will be used by the network. Guangdong Kesheng has committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network's operations.

Guangdong Kesheng has guaranteed a minimum of eight years of operations by the network. Guangdong Kesheng has also guaranteed six years of fixed amount payments to Shenzhen Wonhe as follows:

	RMB	USD
2017	10,000,000	$1,520.843
2018	60,000,000	$9,125,058
2019	135,000,000	$20,531,383
2020	223,000,000	$33,914,802
2021	246,000,000	$37,412,742
2022	285,000,000	$43,344,030

During any subsequent years in which the network remains profitable, twenty percent of the profits will be paid to Shenzhen Wonhe.

Our Marketing Strategy

Our marketing strategy will entail the establishment of a national network of dedicated sales agencies and distributors for our products. As we introduce products, Shenzhen Wonhe will first sell the product to local sales agencies and distributors to introduce the products to the market. As demand grows, we will transition to exclusive distribution and sales channels. Support for the marketing effort will involve a five prong program:

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

We currently market the HMC720 Home Media Center through a network of distributors.

Our routers are marketed by a single distributor, Shenzhen Yun Lutong Science and Technology Ltd ("YLT"), which is owned by Qing Tong, one of the Company's directors. YLT markets the YLT-100S router to domestic consumers at a markup over wholesale price. YLT markets our YLT-300S router to commercial customers such as shopping malls and restaurants that offer persons in or near to the establishment Internet access. The sales agreement with commercial customers provides for payment directly for the router plus payment to Shenzhen Wonhe of a commission from retail sales to users who purchase products from a retailer via the Wonhe App. Shenzhen Wonhe also derives revenue from targeted advertisements broadcast through the routers. Future revenue sources will develop through the commercialization of the user data that is compiled and aggregated by Shenzhen Wonhe from its commercial routers.

In April 2015, Shenzhen Wonhe entered into a three -year distribution agreement with YLT. Under the agreement, YLT committed to purchase 662,000 routers from Shenzhen WONHE, with 200,000 purchased during the first year, 220,000 during the second year and 242,000 routers purchased during the third year, for a total purchase price of RMB 926,800,000 (US $143,387,586). Any change in share ownership of YLT must be approved by Shenzhen Wonhe. In addition, Shenzhen Wonhe obtained an exclusive right to acquire YLT, at an appraised price, if YLT’s gross annual revenues reach RMB 150,000,000 (US $23,206,882) and net annual profit reaches RMB 12,500,000 (US $1,933,907) during the term of the agreement. YLT agreed not to sell any equity or issue any debt during the term of the agreement.

Production

Shenzhen Wonhe does not engage in manufacturing, but provides technology and purchase orders to qualified manufacturers, which manufacture to our order. Our manufacturers are independent third parties with no relationship to Shenzhen Wonhe or its owners.

Although we have dual-sourced our manufacturing in the past, during 2015 Shenzhen Wonhe outsourced the manufacture of all three of its products to a single producer: Shenzhen Tehuilong Electronic R&D Center.

Relying on one manufacturer is a risk to our business. However, in determining to outsource all of our manufacturing to Shenzhen Tehuilong, we considered the following factors:

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

Producers of information technology products face strong pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. Shenzhen Wonhe spent approximately $137,559, $92,956 and $156,000 on its research and development efforts for the years ended December 31, 2015, 2014 and 2013, respectively.

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

In April 2011, the company submitted two patent applications to the appropriate Chinese government agency (“SIPO”): tri-networks integration equipment (patent number: ZL 2011 2 0095525.X) and TV system and remote control (patent number: ZL 2011 2 0130608.8). Each of these officially received utility model patent certifications from the SIPO on September 21, 2011 and October 19, 2011, respectively. In 2015 we supplemented these patents with three new applications: an invention patent for an intelligent network television, a design patent for a router, and a design patent for a set top box.

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

Employees

We have a total of 51 full-time employees and no part-time employees.

ITEM 1A.	RISK FACTORS

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

The loss of the services of our key employees, particularly the services rendered by Qing Tong, our chairman, Nanfang Tong, our chief executive officer, or Jingwu Li, our chief financial officer, could harm our business.

Our success depends to a significant degree on the services rendered to us by our key employees. If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected. In particular, we are heavily dependent on the continued services of Qing Tong, our chairman, Nanfang Tong, our chief executive officer and Jingwu Li, our chief financial officer. We currently do not have key employee insurance for our officers and directors. The loss of any these key employees, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business.

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

We conduct substantially all of our business through our operating subsidiary in the PRC. Our operating subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited precedential value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to you and us. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

We are a Nevada holding company and most of our assets are located outside of the United States. All of our current business operations are conducted in the PRC through our subsidiary, Shenzhen Wonhe Technology Co., Ltd. (“Shenzhen Wonhe”). In addition, all of our directors and officers are nationals and residents of countries other than the United States. A substantial portion of the assets of these persons is located outside the United States. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It may also be difficult for you to enforce in U.S. courts judgments on the civil liability provisions of the U.S. federal securities laws against us and our officers and directors, most of whom are not residents in the United States and the substantial majority of whose assets are located outside of the United States. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts. Courts in China may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based on treaties between China and the country where the judgment is made or on reciprocity between jurisdictions. China does not have any treaties or other arrangements that provide for the reciprocal recognition and enforcement of foreign judgments with the United States. In addition, according to the PRC Civil Procedures Law, courts in the PRC will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates basic principles of PRC law or national sovereignty, security or the public interest. So it is uncertain whether a PRC court would enforce a judgment rendered by a court in the United States.

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

ITEM 1B    UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.     DESCRIPTION OF PROPERTY

We occupy our principal executive offices in Shenzhen, China at a current monthly rental of approximately $12,000. Our lease for the premises expires on May 31, 2016.

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

	Bid
Quarter Ending	High	Low
March 31, 2014	$3.60	$1.50
June 30, 2014	$3.60	$3.60
September 30, 2014	$3.80	$1.95
December 31, 2014	$3.80	$1.11

March 31, 2015	$3.07	$3.07
June 30, 2015	$3.07	$0.10
September 30, 2015	$1.50	$0.10
December 31, 2015	$0.40	$0.29

(b) Shareholders

On April 11, 2016 there were 6,255 holders of record of our common stock.

(c) Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2015.

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

(e) Sale of Unregistered Securities

Wonhe High-Tech International did not effect any unregistered sales of equity securities during the quarter ended December 31, 2015.

(f) Repurchase of Equity Securities

Wonhe High-Tech International, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2015.

ITEM 6.     SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

On May 30, 2012, Shengshihe Consulting and Shenzhen Wonhe and its shareholders, Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe required the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe was a variable interest entity.  Since the entities that were parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since inception.

On September 15, 2015 Shengshihe Consulting exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,540). The equity was purchased from the Shenzhen Wonhe Shareholders, each of whom is a member of the Company's Board of Directors.100% of the financial results of Shenzhen Wonhe are consolidated as a subsidiary of Shengshihe Consulting.

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

Kuayu is the sole owner of Shengshihe Consulting, which in turn owns our operating company, Shenzhen Wonhe as of September 15, 2015. The effect of the sale of Kuayu, therefore, was to reduce the Company's interest in its operating entity by 40%. The 40% reduction in ownership of Kuayu, was recognized as compensation valued at $7,534,080 to the chairman of the board and the financial consultants during the year ended December 31, 2015.

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

On December 21, 2015, our 60% owned subsidiary, Australia Wonhe was listed on the ASX, and completed a capital raise by selling 16,951,802 shares for $0.20 AUD ($2,436,449 US.) and receiving net proceeds of approximately $1,941,000 US.

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the years ended December 31, 2015 and 2014.

	Years Ended December 31,
	2015	2014
Sales	$31,424,963	$6,195,313
Gross profit	13,288,988	2,938,024
Operating income	4,110,114	2,178,318
Net income (loss) attributable to common stockholders	$(2,116,783)	$1,896,942

Sales. We commenced sales of our HMC660 products in December 2011, entirely within Guangdong Province.  During the third quarter of 2013, however, we announced that we were developing a second generation home media center in order to expand our potential market.  In order to achieve successful entry into other provinces, our product had to be redesigned to meet the purchasing standards of the local State Administration of Radio Film and Television (“SARFT”), as the customers in other provinces that do not receive service through SARFT are dominated by local media companies.

As a result of our announcement that a second generation product was coming, demand for our first generation product fell significantly. Toward the end of 2013 we terminated production of the HMC660, and during the first three quarters of 2014 we recorded no sales, as we awaited our new product.

On October 15, 2014, our second generation home media center, the HMC720, passed its stability test, which was the final pre-requisite before we could introduce it to the market. Its unit selling price is $523. In the fourth quarter of 2014 we commenced sales of the HMC720. Total revenue for the year ended December 31, 2014, all of which was recorded in the 4th quarter, was $6,195,313. For the year ended December 31, 2015, sales revenue from the HMC 720 was $25,068,803.

In March 2015, we introduced a second product, “Wifi Router”, into the market. The unit selling price (including 3% VAT) is RMB 369 (US$59). The Wifi Router's model number is YLT-100S. In June 2015 we also introduced another Wifi Router, YLT-300S, into the market. The unit selling price (including 3% VAT) is RMB 1,400 (US$224). As with our home media center, we do not manufacture the routers; all manufacturing of the Wifi Routers is outsourced. For the year ended December 31, 2015, sales revenue from our Wifi Routers was $6,356,160.

Income from Operations.  Our operating expenses for the year ended December 31, 2015 increased to $9,178,874 from $759,706 incurred in the year ended December 31, 2014. The primary reason for the increase was the $7,534,080 in compensation to our chairman of the board and financial consultants that we recorded as a result of the transfer of our subsidiary Kuayu to an entity in which those individuals owned 40% of the equity. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. For the years ended December 31, 2015 and 2014, our research and development expenses were $142,527 and $92,956, respectively.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. Because we sell directly to distributors, the purpose of our advertising is brand development rather than direct sales. Therefore, even though we terminated sales at the beginning of 2014, we continued to invest in market promotions in order to sustain the image of our brand. As a result, we incurred $341,840 and $130,160 in advertising expenses during the years ended December 31, 2015 and 2014.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are generally comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. As noted previously, the $7,534,080 stock compensation expense incurred in the 3rd quarter contributed to our G&A expenses. Without the stock compensation, G&A expenses were $860,060 compared to $489,714 for the year ended December 31, 2015 and 2014, respectively. This increase was principally due to minimum operations during the first three quarters of 2014 while the company was waiting for its second generation home media box and the general expansion of operations due to the significant increase in business.

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

After deducting these operating expenses, for the years ended December 31, 2015 and 2014, we realized income from operations of $4,110,114 and $2,178,318, respectively.

Other Income (Expense).  The components of our non-operating income and expense during the years ended December 31, 2015 and 2014 were:

●	Our interest income was $172,305 and $111,353 for the years ended December 31, 2015 and 2014. We have no interest-bearing debt.

●	We recorded a loss of $61,287 in 2015 on disposal of our leasehold improvements, when we moved our executive offices.

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

The Company's 100% Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% reduction in the Enterprise Income Tax. As a result, tax provisions, after the 50% deduction, of $1,489,251 and $295,973 were recorded for the years ended December 31, 2015 and 2014, respectively, which were offset against the prepaid income tax described above. The reason for the increase in the effective tax rate is the stock compensation recognized by the parent company with no tax benefit.

Net Income (Loss). We reported net income of $2,725,790 and $1,993,698 for the years ended December 31, 2015 and 2014, respectively. The VIE agreements, which were terminated on September 15, 2015, assigned to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe before September 15, 2015.  In addition, for the period from August 5, 2015, our interest in Australian Wonhe was reduced by a 40% non-controlling interest. For that reason, we reduced our net income by an allocation to the "non-controlling interests” of $4,842,574 and $96,756 for the years ended December 31, 2015 and 2014, respectively, before recognizing net income (loss) attributable to the common stockholders. After those allocations, our net income (loss) attributable to common stockholders’ for the years ended December 31, 2015 and 2014 was $(2,116,783) ($(0.04) per share) and $1,896,942 ($0.05 per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2015 and 2014, foreign currency translation adjustments of $(3,318,614) and $(258,031), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive income (loss). The reason for the significant increase in the translation adjustment was the devaluation of the RMB by approximately 3.5%.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, sales of common stock and equity contributions by our shareholders.  As a result, at December 31, 2015, our only debt consisted of $335,655 that we have borrowed from a stockholder, primarily in order to obtain U.S. and Australian Dollars to pay the expenses of our parent corporation and professional expenses.  At December 31, 2015, our working capital totaled $54,967,566, an increase of $17,843,413 since December 31, 2014.

Our cash and cash equivalents of $52,074,752 primarily consist of cash on hand and demand deposits.   Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $3,645,907 in accounts receivable. This represented approximately 12% of our sales, and represented an increase of $378,097 from our accounts receivable balance at the end of 2014. All accounts receivable at December 31, 2015 has been subsequently collected.

The following table summarizes our cash flows for the periods indicated:

	Years Ended December 31,
	2015	2014
Net cash provided (used) by operating activities	$11,395,670	$(541,346)
Net cash provided by investing activities	(7,991,220)	-
Net cash provided by financing activities	17,185,319	98,000
Effects of exchange rate changes on cash	(2,962,117)	(255,799)
Net change in cash	17,627,652	(699,145)
Cash - beginning	34,447,100	35,146,245
Cash - end	$52,074,752	$34,447,100

Operating activities

Our operations provided $11,395,670 in cash during the year ended December 31, 2015, as compared to a use of $541,346 in cash from operations that we recorded in the prior period. The primary reason for the material difference between our net income and net cash provided in 2015 was the non-cash stock compensation of $7,534,080. In addition, operating cash flow benefited from the decrease of prepaid income taxes of $1,176,822 and depreciation of $207,546. Since we purchase the HMC720 and Wifi Routers from our outsourced manufacturers, mostly on the basis of orders received from distributors, we carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. During the year ended December 31, 2015, however, we used $1,877,447 to purchase equipment, vehicles and intangible assets. The expenditure was needed for the special program in which we are installing Wifi routers in various residential districts in Beijing to provide free Wifi service to the residents. We plan to use the data gathered in this fashion to provide commercial marketing services and generate advertising revenue. As of December 31, 2015, we had spent $6,091,847 on a pilot project for this program in the Tongzhou District of Beijing. However, on January 12, 2016, we signed an agreement to implement this special program in association with an established technology provider. We will be responsible only for cash investment and providing routers. As compensation, we will have a fixed return from the advertising revenue generated by the project. As a result, the expenditure of $6,091,847 has been classified as an investment in the project. In addition, we used $21,647 to purchase software. We also received $1,290 from the sale of our subsidiary Kuayu, and spent $1,569 to purchase Shenzhen Wonhe’s equity. During the year ended December 31, 2014, we did not have any investing activities.

Financing activities

The net cash provided by financing activities consisted of:

●	$15,196,298 from the sale in April 2015 of 20,130,000 shares of common stock to 21 unrelated individuals, 3 major shareholders of Shenzhen Wonhe, and 3 unrelated companies in a private offering in the PRC.

●	$1,941,318 in net proceeds from the issuance in December 2015 of 16,951,802 ordinary shares by our 60% owned subsidiary, Australia Wonhe, which was listed on the ASX.

●	Loans from a major stockholder of $47,703 and $98,000 to pay our professional fees for the years ended December 31, 2015 and 2014, respectively.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the years ended December 31, 2015 and 2014, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to the Consolidated Financial Statements

Page
F-1	Report of Independent Registered Public Accounting Firm.

F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014.

F-4	Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Years Ended December 31, 2015 and 2014.

F-6	Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2015 and 2014.

F-7	Consolidated Statements of Cash Flows for the Years Ended December 31, 2015 and 2014.

F-9 to F-34	Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wonhe High-Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Wonhe High-Tech International, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wonhe High-Tech International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Flushing, NY

April 14, 2016

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	December 31, 2015	December 31, 2014

Current assets:
Cash	$52,074,752	$34,447,100
Accounts receivable	3,645,907	3,267,810

Total current assets	55,720,659	37,714,910

Fixed assets	2,161,102	486,516
Less: accumulated depreciation	(416,521)	(289,266)

Fixed assets, net	1,744,581	197,250

Other assets:
Intangible assets, net	16,749	8,667
Investment in project	5,852,430	-
Other assets	17,121	14,223
Prepaid income taxes	1,164,478	2,341,300

Total other assets	7,050,778	2,364,190

TOTAL ASSETS	$64,516,018	$40,276,350

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	December 31, 2015	December 31, 2014

Current liabilities:
Payroll payable	$47,891	$22,687
Taxes payable	176,997	172,248
Loan from stockholder	335,655	241,561
Accrued expenses and other payables	192,550	154,261

Total current liabilities	753,093	590,757

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 58,510,130 and 38,380,130 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	58,510	38,380
Additional paid-in capital	37,592,346	17,011,131
Retained earnings	7,610,229	18,332,743
Statutory reserve fund	695,564	2,033,776
Other comprehensive (loss) income	(1,989,695)	787,787

Stockholders’ equity before noncontrolling interests	44,966,954	38,203,817
Noncontrolling interests	18,795,971	1,481,776

Total stockholders’ equity	63,762,925	39,685,593

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,516,018	$40,276,350

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

	Year Ended December 31,
	2015	2014

Sales	$31,424,963	$6,195,313
Cost of sales	(18,135,975)	(3,257,289)

Gross profit	13,288,988	2,938,024

Operating expenses:
Research and development expenses	142,527	92,956
Selling and marketing expenses	642,207	177,036
General and administrative expenses	8,394,140	489,714

Total operating expenses	9,178,874	759,706

Income from operations	4,110,114	2,178,318

Other income (expense):
Interest income	172,305	111,353
Other non-operating income	1,924	-
Other non-operating (expenses)	(69,302)	-

Total non-operating income	104,927	111,353

Income before provision for income taxes	4,215,041	2,289,671
Provision for income taxes	1,489,251	295,973

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

	Year Ended December 31,
	2015	2014

Net income	2,725,790	1,993,698
Noncontrolling interests	4,842,574	(96,756)

Net (loss) income attributable to common stockholders	$(2,116,783)	$1,896,942

Earnings (loss) per common share, basic and diluted	$(0.04)	$0.05

Weighted average shares outstanding, basic and diluted	52,333,253	38,380,130

Comprehensive income:
Net income	$2,725,790	$1,993,698
Foreign currency translation adjustment	(3,318,614)	(258,031)

Comprehensive (loss) income	(592,824)	1,735,667

Comprehensive (loss) income attributable to noncontrolling interests	3,942,638	(87,261)

Comprehensive (loss) income attributable to common stockholders	$(4,535,461)	$1,648,406

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE YEAR ended DECEMBER 31, 2015 AND 2014

(IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total
Balance, December 31, 2013	$38,380	$17,011,131	$16,634,433	$1,835,144	$1,394,515	$1,036,323	$37,949,926
Net Income	-	-	1,896,942	-	96,756	-	1,993,698
Appropriation of statutory reserve	-	-	(198,632)	198,632	-	-	-
Other comprehensive (loss)	-	-	-	-	(9,495)	(248,536)	(258,031)

Balance, December 31, 2014	38,380	17,011,131	18,332,743	2,033,776	1,481,776	787,787	39,685,593
Sale of common stock in private placement	20,130	15,176,168	-	-	-	-	15,196,298
Acquisition of VIE noncontrolling interest	-	373,210	957,945	106,262	(1,481,776)	42,819	(1,540)
Subsidiary stock issued for compensation	-	7,534,080	-	-	-	-	7,534,080
Reclassification for issuance of subsidiary stock for compensation	-	(3,029,520)	(7,716,275)	(856,015)	11,945,813	(344,003)	-
Increase and reclassification in equity attributable to the sale of subsidiary stock	-	527,277	(1,292,476)	(143,383)	2,907,520	(57,620)	1,941,318
Net income	-	-	(2,116,784)	-	4,842,574	-	2,725,790
Appropriation of statutory reserves	-	-	(554,924)	554,924	-	-	-
Other comprehensive (loss)	-	-	-	-	(899,936)	(2,418,678)	(3,318,614)

Balance, December 31, 2015	$58,510	$37,592,346	$7,610,229	$1,695,564	$18,795,971	$(1,989,695)	$63,762,925

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$2,725,790	$1,993,698
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	207,546	90,150
Loss on disposal of fixed assets	61,287	-
Stock compensation	7,534,080	-
Change in operating assets and liabilities:
(Increase) in accounts receivable	(378,097)	(3,254,690)
Decrease in inventory	-	165,407
Decrease in prepaid expenses	-	65,616
Decrease in prepaid income taxes	1,176,822	293,824
(Decrease) in accounts payable	-	(14,717)
Increase in payroll payable	25,204	1,059
Increase in taxes payable	4,749	138,529
Increase (decrease) in accrued expenses and other payable	38,289	(20,222)

Net cash provided by (used in) operating activities	11,395,670	(541,346)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,877,447)	-
Purchase of intangible assets	(21,647)	-
Investment in project	(6,091,847)	-
Proceeds from sale of subsidiary’s stock	1,290	-
Acquisition of VIE	(1,540)	-

Net cash (used) in investing activities	(7,991,191)	-

Cash flows from financing activities:
Net proceeds from sale of subsidiary’s stock	1,941,318	-
Proceeds from stockholder loan	47,703	98,000
Proceeds from sale of common stock	15,196,298	-

Net cash provided by financial activities	17,185,319	98,000

Effect of exchange rate changes on cash	(2,962,146)	(255,799)

Net change in cash	17,627,652	(699,145)
Cash, beginning	34,447,100	35,146,245

Cash, ending	$52,074,752	$34,447,100

See accompanying notes to the consolidated financial statements.

F-7

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

	Year Ended December 31,
	2015	2014

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$388,412	$-

Cash paid for interest	$-	$-

Noncash financing activities:

Payment of accrued expenses by stockholder	$108,003	$98,000

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

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

Exclusive Technical Service and Business Consulting Agreement: Pursuant to the Exclusive Technical Service and Business Consulting Agreement, Shengshihe Consulting provided technical support, consulting, training, marketing and business consulting services to Shenzhen Wonhe as related to its business activities.  In consideration for such services, Shenzhen Wonhe agreed to pay as an annual service fee to Shengshihe Consulting, 95% of Shenzhen Wonhe’s annual net income plus an additional monthly payment of approximately $8,015 (RMB 50,000).  The agreement had an unlimited term and could only be terminated by mutual agreement of the parties.

Proxy Agreement: Pursuant to the Proxy Agreement, the stockholders of Shenzhen Wonhe agreed to irrevocably entrust Shengshihe Consulting to designate a qualified person, acceptable under PRC law and foreign investment policies, to vote all of the equity interests in Shenzhen Wonhe held by each of its stockholders.  The Agreement had an unlimited term and could only be terminated by mutual agreement of the parties.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

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

On September 15, 2015, Shengshihe Consulting, exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,569). The equity was purchased from Qing Tong, Nanfang Tong, Youliang Wang and Jingwu Li, who are the members of Wonhe High-Tech's Board of Directors. As a result of the acquisition by Shengshihe Consulting of the registered ownership of Shenzhen Wonhe, the balance sheet and operating results of Shenzhen Wonhe will hereafter continue to be consolidated with those of Shengshihe Consulting as its 100% owned subsidiary.

In July 2015, World Win, the Company's wholly-owned subsidiary, organized Wonhe Multimedia Commerce Ltd. ("Australian Wonhe") under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win, 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of Wonhe High-Tech and the remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290). Kuayu is the sole owner of Shengshihe Consulting, which in turn had the VIE agreements with Shenzhen Wonhe at that time, the Company's VIE and operating company. The sale of Kuayu, therefore, reduced the interest of the Company in its operating company by 40%.

On December 21, 2015, the Company’s 60% owned subsidiary, Australia Wonhe was listed on the ASX and sold 16,951,802 of its ordinary shares for net proceeds of $1,941,318.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

The 33,750,000 shares of Australia Wonhe issued to the chairman of the board’s wholly owned company, Wonhe International (Hong Kong), and the 20,250,000 shares issued to the financial consultants was recognized as compensation during the quarter ended September 30, 2015. The value of the compensation was determined using the public offering price of $0.13952 US per share for the shares to be sold in Australia. The total stock compensation recognized was $7,534,080.

The Company’s current organization structure is as follows:

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company started to sell its new product HMC 720 in the last quarter of 2014. In addition, the Company started to sell another new product, a Wi-Fi-Router with model number YLT-100S, during the first quarter of 2015 and model number YLT-300S during the second quarter of 2015. YLT-100S is used by individuals, and YLT-300S is used in shopping malls. Shenzhen Wonhe is located in Shenzhen, Guangdong Province in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements as of and for the years ended December 31, 2015 and 2014 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign Currency Translation

Almost all of the Company’s assets are located in the PRC. The functional currency for the majority of the operations is the Renminbi (“RMB”). For Kuayu, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”). For Australian Wonhe, the functional currency is the Australian Dollar (“AUD”). The Company uses the US Dollar for financial reporting purposes. The consolidated financial statements of the Company have been translated into US dollars in accordance with the Financial Accounting Standards Board “FASB” Accounting Standards Codification “ASC” section 830, “Foreign Currency Matters.”

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

All asset and liability accounts have been translated using the exchange rate in effect at the balance sheet date. Equity accounts have been translated at their historical exchange rates when the capital transactions occurred. The consolidated statements of operations and other comprehensive income (loss) amounts have been translated using the average exchange rate for the periods presented. Adjustments resulting from the translation of the Company’s consolidated financial statements are recorded as other comprehensive income (loss).

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2015	December 31, 2014

Balance sheet items, except for stockholders’ equity, as of year end	0.1540	0.1625

Amounts included in the statements of operations and the comprehensive income (loss), changes in stockholders’ equity and cash flows	0.1603	0.1627

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31, 2015	December 31, 2014

Balance sheet items, except for stockholders’ equity, as of year end	0.7288	0.8181

Amounts included in the statements of operations and the comprehensive income (loss), changes in stockholders’ equity and cash flows	0.7188	0.9024

For the years ended December 31, 2015 and 2014, foreign currency translation adjustments of $(3,318,614) and $(258,031), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US and Australian dollars at that rate or any other rate.

The value of the RMB against the US and Australian dollar may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting. In August 2015, the PRC devalued its currency by approximately 3.5%.

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

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company, its manufacturers, and its customers, the following are the criteria that support reporting gross revenue:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.

●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.

●	Shenzhen Wonhe establishes its own pricing for its products.

●	Shenzhen Wonhe has discretion in supplier selection.

●	Shenzhen Wonhe designed the Home Media Center Model 720 (the “HMC720”) and the two Wifi Routers and is responsible for all of its specifications.

●	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.

●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

During the last quarter of 2014, the Company started to sell the HMC720, which was developed by the Company and outsourced to others to produce. During the first quarter of 2015, the Company commenced selling the Wifi-Router YLT-100S. During the second quarter of 2015, the Company commenced selling the YLT-300S. These Routers were developed by the Company and outsourced to others to produce.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2015 and 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $341,840 and $130,160 for the years ended December 31, 2015 and 2014, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $142,527 and $92,956 for the years ended December 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when due.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  As of December 31, 2015 and 2014, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the years ended December 31, 2015 and 2014, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of December 31, 2015, $1,695,564 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of December 31, 2015 and 2014, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the years months ended December 31, 2015 and 2014.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax and has a 50% exemption for the next three years commencing January 1, 2014.  The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company was declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of December 31, 2015 and 2014. For the year ended December 31, 2014, the Company offset the income tax provision of $277,274. For the year ended December 31, 2015, the Company offset the income tax provision of $1,485,898, paid income tax of $ 388,412, leaving a balance of prepaid income taxes of $ 1,164,478.

Noncontrolling Interests

The noncontrolling interest in Wonhe Multimedia not attributable, directly or indirectly to the Company, is measured at its carrying value in the stockholders’ equity section of the consolidated balance sheets.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of operations and other comprehensive income. There were no dilutive shares outstanding during the years ended December 31, 2015 and 2014.

3.	Recently Issued Accounting Standards

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company is currently evaluating the effect the guidance will have on the Consolidated Financial Statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

3.	Recently Issued Accounting Standards (continued)

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting debt issuance costs in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The amendment is effective for fiscal years beginning after December 15, 2015 and interim periods within that year. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

3.	Recently Issued Accounting Standards (continued)

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB recently deferred the effective date to periods beginning after December 15, 2017. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

4.	fixed assets

Fixed assets at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014

Office equipment	$211,897	$157,751
Motor vehicles	661,703	219,419
Production equipment	1,287,502	-
Leasehold improvements	-	109,346

	2,161,102	486,516
Less: accumulated depreciation	(416,521)	(289,266)

Fixed assets, net	$1,744,581	$197,250

Depreciation expense charged to operations for the years ended December 31, 2015 and 2014 was $194,789 and $81,473, respectively.

5.	INTANGIBLE assets

Intangible assets at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015	December 31, 2014

Software	$45,432	$26,000
Less: accumulated amortization	(28,683)	(17,333)

Intangible assets, net	$16,749	$8,667

Amortization expense charged to operations for the years ended December 31, 2015 and 2014 was $12,757 and $8,677 respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

6.	commitments

Leases

On September 30, 2013, the Company entered into a lease agreement with an unrelated party at a monthly rental of $9,514 per month. The lease expired on August 31, 2014. On September 1, 2014, the Company renewed the lease agreement at the same rent for twelve months. The lease was terminated in May 2015 without incurring any penalties.

In May 2015, the Company entered into a new lease agreement with an unrelated party at a monthly rent of $11,897 for one year, expiring in May 2016.

Rent expenses for the years ended December 31, 2015 and 2014 was $135,657 and $115,879, respectively.

Employment Agreements

Shenzhen Wonhe, our operating subsidiary, has employment agreements with our officers Nanfang Tong and Qing Tong:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 8,000 (approximately US $1,282) which terminates on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement, as an officer, provides for a monthly salary of RMB 10,000 (approximately US $1603) and terminates on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Other than the salary and necessary social benefits required by the government, which are defined in the employment agreements, we currently do not provide other benefits to the officers at this time. Other than government-mandated severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

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

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

6.	commitments (continued)

Strategic Cooperation Agreement

In April 2015, the Company entered into a distribution agreement with Shenzhen Yunlutong Technology Co., Ltd (“YLT”), which is owned by one of the Company’s directors, who owns 4.87% of the Company’s common stock. The agreement expires in 3 years. Under the agreement, 1) YLT shall purchase 662,000 commercial routers from Shenzhen WONHE, with 200,000 purchased during the first year, 220,000 during the second year and 242,000 during the third year, for a total purchase price of RMB 926,800,000 (US $148,566,040). Any change in share ownership of YLT shall be approved by Shenzhen Wonhe. In addition, Shenzhen Wonhe obtained an exclusive right to acquire YLT if its gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. YLT agreed not to sell any equity or issue any debt during the 3 years. The price of the acquisition shall be established by an independent appraiser.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $335,655 and $241,561 at December 31, 2015 and 2014, respectively.

The loans principally represent professional and legal fees incurred in the U.S. paid by the stockholder and operating expenses for Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from stockholder.

Nanfang Tong, the chief executive officer and Qing Tong, the director, are brothers.

8.	sale of Common stock

In April 2015, Wonhe High-Tech International, Inc. sold 20,130,000 shares of common stock to 21 unrelated individuals, 3 major shareholders of Shenzhen Wonhe at the time, and 3 unrelated companies in a private offering in the PRC. The purchase price for the shares was approximately RMB 4.72 (US $0.77) per share, or a total of RMB 93,000,600 (US $15,196,298). The shares were sold to accredited investors for their own accounts. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

8.	sale of Common stock (continued)

Of the 20,130,000 shares sold, 4,600,000 (22.7%) were sold to two directors and one officer /director of the Company. On the date of sale, the Company’s common stock was quoted on the OTCQB at $3.07 per share. Since over 75% of the shares in this offering were sold to unrelated parties at $0.77 per share, the Company believes that this price was more representative of the price per share than $3.07. In addition, no shares of the Company’s common stock were traded on the OTCQB from January 1, 2015 to April 22, 2015. As a result, management believes that the $0.77 per share was a fair price and recorded no compensation related to the share sold to the officer director of the Company.

9.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consists of the following for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014

Current	$1,489,251	$295,973
Deferred	-	-

Total	$1,489,251	$295,973

The following is a reconciliation of the statutory rate with the effective income tax rate for the year ended December 31, 2015 and 2014.

	Year Ended December 31,	Year Ended December 31,
	2015	2014

Tax at PRC statutory rate	25.0%	25.0%
Subsidiary tax holiday in PRC	(12.5)	(12.5)
Effect of unusable parent tax loss	22.6	-
Other	0.2	0.4

Effective tax rate	35.3%	12.9%

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

9.	Income taxes (continued)

The following presents the aggregate dollar and per share effects of the Company’s subsidiaries/VIE tax holidays:

	Years Ended December 31,
	2015	2014

Aggregate dollar effect of tax holiday	$1,448,924	$276,445
Per share effect, basic and diluted	0.03	0.01

The stock compensation of approximately $7,534,000 would be deductible only to the U.S. Parent Company and accordingly there is no deferred tax benefit to be recognized. The Company did not recognize any tax benefit related to Parent’s loss of approximately $(7,644,000) since it has no income.

The Company’s PRC tax filings for the tax years ended December 31, 2014 and 2013 were examined by the tax authorities. The examinations were completed and resulted in no adjustments.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012, the six month period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year, and the years ended December 31, 2014 and 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended June 30, 2012, six-month tax period ended December 31, 2012, and the tax years ended December 31, 2014 and 2013 remain open to examination by the IRS.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

9.	Income taxes (continued)

All of the Company’s operations are conducted in the PRC. At December 31, 2015, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $17 million and the Company held approximately $35.3 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

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

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks. The Company’s bank account in Australia is protected by the Australian government up to AUD 250,000.

Major customers

Three customer accounted for approximately 36% of total sales for the year ended December 31, 2015. Two customer accounted for approximately 23% of total sales for the year ended December 31, 2014. Four customers accounted for approximately 94% of accounts receivable as of December 31, 2015, the largest being 34%. Seven customers accounted for approximately 91% of accounts receivable as of December, 2014, the largest being 11.67%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

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

Total contributions to employee welfare programs for the years ended December 31, 2015 and 2014 were as follow:

	Year Ended December 31,
	2015	2014

Total contributions	$29,981	$25,050

13.	INVESTMENT IN PROJECT

Prior to the signing of the official investment contract as disclosed in Note 15, the Company invested RMB38,000,000 (USD $5.78 million) to develop a network station in one of the contracted “Wireless Network Coverage Project” locations, the TongZhou District of Beijing, as a pilot project before year end. As of December 31, 2015, total payments for the pilot project were included in “investment in project” in the consolidated balance sheet (See Note 15).

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

14.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company’s US parent only balance sheets as of December 31, 2015, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2015 and 2014 are as follows:

Condensed Balance Sheets

ASSETS	December 31, 2015	December 31, 2014

Cash-restricted	$14,332,241	$-
Other receivable from subsidiaries	9,912,000	9,912,000
Investment in subsidiaries	21,093,752	28,558,212

TOTAL ASSETS	$45,337,994	$38,470,212

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2015	December 31, 2014

Current liabilities:

Loan from stockholder	$366,040	$228,886
Accrued liabilities	5,000	37,509

Total current liabilities	371,040	266,395

Stockholders’ equity:

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 58,510,130 and 38,380,130 shares issued and outstanding at December 31, 2015 and 2014, respectively	58,510	38,380
Additional paid-in capital	37,592,346	17,011,131
Retained earnings	7,316,098	21,154,306

Total stockholders’ equity	44,966,954	38,203,817

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,337,994	$38,470,212

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

14.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (continued)

Condensed Statements of Income

	Year Ended December 31,
	2015	2014

Revenues:
Share of earnings from investment in subsidiaries	$5,521,942	$1,733,071

Operating expenses:
Stock compensation	7,534,080	-
General and administrative	104,645	(84,665)

Net income	$(2,116,783)	$1,648,406

Condensed Statements of Cash Flows

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net income	$(2,116,783)	$1,648,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(5,521,942)	(1,644,656)
Stock compensation	7,534,080	-
(Decrease) increase in accrued liabilities	(32,509)	(101,750)

Net cash (used by) operating activities	(137,154)	(98,000)

Cash flows from financing activities:
Proceeds from sale of common stock	15,196,298	-
Proceeds from stockholders	137,154	98,000

Net cash (used by) financing activities	15,333,452	98,000

Effect of exchange rate changes on cash:	(864,057)	-

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

14.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (continued)

Condensed Statements of Cash Flows (continued)

	Year Ended December 31,
	2015	2014

Net increase in cash	14,332,241	-
Cash, beginning of year	-	-

Cash, end of year	$14,332,241	$-

Noncash financing activities:
Payment of accrued liabilities by shareholder	$108,003	$98,000

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries amounted to $45,337,994 and $38,470,212 as of December 31, 2015 and 2014, respectively.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

(IN U.S. $)

14.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (continued)

Restricted Net Assets (continued)

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

15.	subsequent evenT:

On January 12, 2016 the Company's operating subsidiary, Shenzhen Wonhe Technology Co., Ltd. ("Shenzhen Wonhe"), entered into an agreement titled "Wireless Network Coverage Project in Beijing Area" with Guangdong Kesheng Enterprise Co., Ltd. ("Guangdong Kesheng"). The agreement contemplates that the two parties will work together to develop a wireless network in certain designated areas of Beijing. The commercial purpose of the network will be to serve as a vehicle for advertising and marketing, with the revenue to be shared between Shenzhen Wonhe and Guangdong Kesheng.

Shenzhen Wonhe has committed in the agreement to provide 382,990,000 RMB (USD $58.25 million (USD$5,852,000 which was expended as of December 31, 2015, see Note 13) to the project, including 226,010,000 RMB (USD $34.37 million) in cash and 118,980,000 RMB (USD $18.09 million) in routers and other equipment. Shenzhen Wonhe will also contribute the network that it recently developed in the Tongzhou District of Beijing as a pilot project, at a cost of 38,000,000 RMB (USD $5.78 million). Shenzhen Wonhe's cash contribution will be paid over three years: 104,498,990 RMB in 2016, 84,636,558 RMB in 2017 and 36,871,412 RMB in 2018. Shenzhen Wonhe has also committed to develop the data systems that will be used by the network. Guangdong Kesheng has committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network's operations.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2015. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2015.

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

(c) Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2015, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Management is currently implementing the remedial programs described in Section 9A(a) above. However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2015.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company
Qing Tong	48	Chairman of the Board of Directors
Nanfang Tong	43	Director, Chief Executive Officer
Jingwu Li	40	Director, Chief Financial Officer
Youliang Wang	49	Director
Chahua Yuan	34	Secretary

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

Mr. Jingwu Li has served as our Chief Financial Officer since June 2, 2015, and has been a Director of the Company since June 2012. From November 2010 to the present, Mr. Li has served as a Director at Shenzhen Wonhe. From 2006 until 2010, Mr. Li served as a director and general manager of Hong Kong Jiaheng International Co., Ltd., an international company specializing in international trade and e-commerce.  From 2005 until 2006, Mr. Li served as a general manager of Shanghai Jinshu Trading Co., Ltd., a steel products processing and trading company.   From 2002 until 2005, Mr. Li served as the Vice-General Manager of Beijing Fuyuan Shengshi Electronic Co., Ltd., a company engaged in e-commerce.   From 1999 until 2002, Mr. Li served as the business section chief in the Pizhou City Labor Trade Centre.   Mr. Li graduated from Capital University of Economics and Business.  Mr. Li was selected as a director because of his extensive management experience and knowledge of the business of the Company.

Mr. Youliang Wang. Mr. Wang provides the Registrant with the benefit of 25 years of business experience. Mr. Wang is currently the General Manager and Chief Executive Officer of Heilongjiang Zhongxian Information Co., Ltd., and has held those positions since 2010. From 2008 to 2010, Mr. Wang was employed as Vice President of the Jiangsu branch of Guofa Venture Investment Co., Ltd. From 2006 to 2008, Mr. Wang was employed as Chief Marketing Officer of Yunnan Nanyao Jiaoxiong Pharmaceutical Co., Ltd. From 1997 to 2006, Mr. Wang was employed as President of Tonghua Hongyuan Trading Co., Ltd., a company that he founded. Previously, Mr. Wang spent six years as a staff member in the Tonghua branch of China Construction Bank. Mr. Wang graduated from Jilin University with a bachelor's degree in economics.

Ms. Chahua Yuan has served as Secretary of the Company since June 2012, and served as Chief Financial Officer from June 2012 to June 2015. From December 2010 to June 2015, Ms. Yuan was employed as Chief Financial Officer at Shenzhen Wonhe. From 2008 until 2010, Ms. Yuan was employed as an accounting supervisor by Shenzhen Liuqiba Kanghui Restaurant Management Co., Ltd.   From 2007 until 2008, Ms. Yuan was employed as an accountant by Shenzhen Deyi Electronic Technology Co., Ltd., a company specialized in the trading of electronics components.  From July 2002 until May 2007, Ms. Yuan was employed as an accountant by Dongguan South China Electronic Co., Ltd., an electronic condenser producing and marketing company. In 2009 Ms. Yuan graduated from Jinan University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2015, except that Nanfang Tong, Qing Tong and Jingwu Li each failed to file a Form 4 to report his purchase of shares from the Company in April 2015, and Youliang Wang failed to file a Form 3.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Shenzhen Wonhe to Nanfang Tong, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2015, 2014 and 2013. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2015 exceeded $100,000.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Nanfang Tong	2015	$19,196	--	--	--	--
	2014	$16,916	--	--	--	--
	2013	$36,080	--	--	--	--

Employment Agreements

Wonhe High-Tech International, Inc. does not have any employment agreements with any of its directors or executive officers.  Shenzhen Wonhe, our operating affiliate, has employment agreements with our officers Nanfang Tong and Qing Tong:

●	Nanfang Tong’s employment agreement provides for a monthly salary of RMB 8,000 (approximately $1,238) and terminates on October 31, 2016. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Mr. Tong’s performance.

●	Qing Tong’s employment agreement provides for a monthly salary of RMB 10,000 (approximately $1,547) and terminates on October 31, 2016. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Ms. Yuan’s performance.

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2015 and those options held by him on December 31, 2015.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Nanfang Tong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2015 and held by him unvested at December 31, 2015.

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

There are 58,510,130 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Nanfang Tong	2,173,844	3.7%
Qing Tong	573,844	3.5%
Jingwu Li	573,844	3.5%
All officers and directors As a group (5 persons)	7,471,888	12.8%

(1)	The address of each person in the table is c/o Wonhe High-Tech International, Inc..

(2)	Except as otherwise noted, all shares are owned of record and beneficially.

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the 2015 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"), except as follows:

Stock Purchase

In April 2015, Wonhe High-Tech International, Inc. sold 20,130,000 shares of common stock to 21 unrelated individuals, 3 major shareholders of Shenzhen Wonhe at the time, and 3 unrelated companies in a private offering in the PRC. The purchase price for the shares was approximately RMB 4.72 (US $.77) per share, or a total of RMB 93,000,600 (US $15,196,298). Of the 20,130,000 shares sold, 4,600,000 (22.7%) were sold to the members of the Company's board of directors: Nanfang Tong (1,600,000 shares), Qing Tong (1,500,000 shares) and Jingwu Li (1,500,000 shares). On the date of sale, the Company’s common stock was quoted on the OTCQB at $3.07 per share. However, since over 75% of the shares in this offering were sold to unrelated parties at $0.77 per share, the Company believes that this price was more representative of the fair value of the stock than $3.07. In addition, no shares of the Company’s common stock were traded on the OTCQB from January 1, 2015 to April 22, 2015. As a result, management believes that the $0.77 per share was a fair price and recorded no compensation related to the share sold to the office/ director of the Company.

Purchase of Shenzhen Wonhe

On September 15, 2015 the Company's 60%-owned subsidiary, Shengshihe Management, exercised its option to purchase all of the registered equity of the Company's operating subsidiary, Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,634). The equity was purchased from Qing Tong, Nanfang Tong, Youliang Wang and Jingwu Li, who are the members of the Company's Board of Directors.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE MKT.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Wei, Wei & Co., LLP billed $90,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2015. Wei, Wei & Co., LLP billed $70,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2014.

Audit-Related Fees

Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2015 for assurance and related services that are reasonably related to the performance of the fiscal 2015 audit or review of the quarterly financial statements. Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2014 for assurance and related services that are reasonably related to the performance of the fiscal 2014 audit or review of the quarterly financial statements.

Tax Fees

Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2015 for professional services rendered for tax compliance, tax advice and tax planning. Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2014 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2015 for services not described above. Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2014 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2015 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

ITEM 15     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a	Certificate of Incorporation, as amended through May 12, 2008 - filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on May 12, 2008, and incorporated herein by reference.

3-a(1)	Certificate of Amendment of Certificate of Incorporation dated April 20, 2012 - filed as an exhibit to the Company’s Current Report on Form 8-K on May 8, 2012 and incorporated herein by reference.

3-b	Amended and Restated Bylaws - Filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2011 and incorporated herein by reference.

10-a	Cooperative Agreement on Wireless Network Coverage Project in Beijing Area dated January 2016 between Guangdong Kesheng Enterprise Co., Ltd. and Shenzhen Wonhe Technology Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on January 20, 2016 and incorporated herein by reference.

10-b	Employment Agreement dated July 28, 2011 between Shenzhen Wonhe Technology Co., Ltd. and Nanfang Tong. -- filed as an exhibit to the Current Report on Form 8-K filed on June 28, 2012 and incorporated herein by reference.

21.

Subsidiaries –  World Win International Holding Ltd. (BVI), a British Virgin Islands company

 Wonhe Multimedia Commerce Ltd., an Australian company

 Kuayu International Holdings Group Limited (Hong Kong), a Hong Kong company

 Shengshihe Management Consulting (Shenzhen) Co., Ltd, a Chinese company

 Shenzhen Wonhe Technology Co., Ltd., a Chinese company

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: April 14, 2016	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nanfang Tong	April 14, 2016
Nanfang Tong
Director, Chief Executive Officer

/s/ Jingwu Li	April 14, 2016
Jingwu Li
Chief Financial and Accounting Officer

/s/ Qing Tong	April 14, 2016
Qing Tong, Director

/s/ Youliang Wang	April 14, 2016
Youliang Wang, Director

*     *     *     *     *

