Form 10-Q
period 2016-03-31
Wonhe High-Tech International, Inc.
filed 2016-05-20
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

May 20, 2016

 Common Voting Stock: 73,510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2016

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)

Current assets:
Cash	$50,948,518	$52,074,752
Accounts receivable	4,460,158	3,645,907

Total current assets	55,408,676	55,720,659

Fixed assets	2,189,054	2,161,102
Less: accumulated depreciation	(487,290)	(416,521)

Fixed assets, net	1,701,764	1,744,581

Other assets:
Intangible assets, net	15,115	16,749
Investment in project	9,739,865	5,852,430
Other assets	17,479	17,121
Prepaid income taxes	769,318	1,164,478

Total other assets	10,541,777	7,050,778

TOTAL ASSETS	$67,652,217	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	March 31, 2016	December 31, 2015
	(Unaudited)

Current liabilities:
Payroll payable	$47,023	$47,891
Taxes payable	185,542	176,997
Loan from stockholder	362,319	335,655
Accrued expenses and other payables	182,962	192,550

Total current liabilities	777,846	753,093

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 58,510,130 and 38,380,130 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	58,510	58,510
Additional paid-in capital	37,592,347	37,592,347
Retained earnings	8,745,814	7,610,228
Statutory reserve fund	1,973,679	1,695,565
Other comprehensive (loss)	(1,683,369)	(1,989,695)

Stockholders’ equity before noncontrolling interests	46,686,981	44,966,955
Noncontrolling interests	20,187,390	18,795,970

Total stockholders’ equity	66,874,371	63,762,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,652,217	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(IN U.S. $) (UNAUDITED)

	Three Months Ended March 31,
	2016	2015

Sales	$10,420,141	$6,180,743
Cost of sales	(6,866,062)	(3,251,861)

Gross profit	3,554,079	2,928,882

Operating expenses:
Research and development expenses	47,109	23,787
Selling and marketing expenses	154,724	13,953
General and administrative expenses	367,312	138,108

Total operating expenses	569,145	175,848

Income from operations	2,984,934	2,753,034

Other income (expense):
Interest income	89,354	33,080
Other non-operating (expenses)	(2,734)	-

Total non-operating income	86,620	33,080

Income before provision for income taxes	3,071,554	2,786,114
Provision for income taxes	397,305	349,235

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2016	2015

Net income	2,674,249	2,436,879
Noncontrolling interests	(1,260,549)	(121,553)

Net income attributable to common stockholders	$1,413,700	$2,315,326

Earnings per common share, basic and diluted	$0.02	$0.06

Weighted average shares outstanding, basic and diluted	58,510,130	38,380,130

Comprehensive income:
Net income	$2,674,249	$2,436,879
Foreign currency translation adjustment	437,197	155,758

Comprehensive income	3,111,446	2,592,637

Comprehensive income attributable to noncontrolling interests	1,391,419	127,472

Comprehensive income attributable to common stockholders	$1,720,027	$2,465,165

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE Three months ended March 31, 2016 (UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2015	$58,510	$37,592,347	$7,610,228	$1,695,565	$18,795,970	$(1,989,695)	$63,762,925
Net Income	-	-	1,413,700	-	1,260,549	-	2,674,249
Appropriation of statutory reserve	-	-	(278,114)	278,114	-	-	-
Other comprehensive income	-	-	-	-	130,871	306,326	437,197

Balance, March 31, 2016	$58,510	$37,592,347	$8,745,814	$1,973,679	$20,187,390	$(1,683,369)	$66,874,371

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$2,674,249	$2,436,879
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	100,912	22,538
Loss on disposal of fixed assets	2,734	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(814,609)	1,086,903
(Increase) in inventory	-	(2,773)
Decrease in prepaid income taxes	395,160	339,930
(Decrease) increase in payroll payable	(868)	400
Increase (decrease) in taxes payable	8,545	(42,095)
(Decrease) in accrued expenses and other payable	(9,588)	(10,905)

Net cash provided by operating activities	2,356,535	3,830,877

Cash flows from Investing activities:
Purchase of property, plant and equipment	(40,682)	-
Purchase of intangible assets	(7,613)	-
Investment in project	(3,795,468)	-

Net cash (used in) investing activities	(3,843,763)	-

Cash flows from financing activities:
Proceeds from stockholder loan	-	33,631

Net cash provided by financial activities	-	33,631

Effect of exchange rate changes on cash	360,994	154,853

Net change in cash	(1,126,234)	4,019,361
Cash, beginning	52,074,752	34,447,100

Cash, ending	$50,948,518	$38,466,461

See accompanying notes to the consolidated financial statements.

6

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2016	2015

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash financing activities:

Payment of accrued expenses by stockholder	$25,000	$32,708

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

In July 2015, World Win, the Company's wholly-owned subsidiary, organized Wonhe Multimedia Commerce Ltd. ("Australian Wonhe") under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win, 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of Wonhe High-Tech and the remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290). Kuayu is the sole owner of Shengshihe Consulting, which in turn had the VIE agreements with Shenzhen Wonhe at that time, the Company's VIE and operating company. The effect of the sale of Kuayu, therefore, reduced the interest of the Company in its operating company by 40%.

The 33,750,000 shares of Australia Wonhe issued to the chairman of the board’s wholly owned company, Wonhe International (Hong Kong), and the 20,250,000 shares issued to the financial consultants was recognized as compensation during the nine months ended September 30, 2015. The value of the compensation was determined using the public offering price of $0.13952 US per share for the shares to be sold in Australia. The total stock compensation recognized was $7,534,080.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company started to sell its new product HMC 720 in the last quarter of 2014. In addition, the Company started to sell another new product, a Wi-Fi-Router with model number YLT-100S, during the first quarter of 2015 and model number YLT-300S during the second quarter of 2015. YLT-100S is used by individuals, and YLT-300S is used in shopping malls. Shenzhen Wonhe is located in the Shenzhen, Guangdong Province in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements as of and for the three months ended March 31, 2016 and 2015 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.1550	0.1540

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1529	0.1625

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of periods end	0.7668	0.7288

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)
	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.7219	0.7188

For the three months ended March 31, 2016 and 2015, foreign currency translation adjustments of $437,197 and $155,758, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2016 and December 31, 2015, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $114,658 and $0 for the three months ended March 31, 2016 and 2015, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $47,109 and $23,787 for the three months ended March 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when due.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  As of March 31, 2016 and December 31, 2015, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the three months ended March 31, 2016 and 2015, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  As of March 31, 2016, $1,973,679 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes.  Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of March 31, 2016 and December 31, 2015, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended March 31, 2016 and 2015.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns.  Consolidated tax returns are not permitted in China.  On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits.  As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax and has a 50% exemption for the next three years commencing January 1, 2014.  The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year.  Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012.  Since the Company was declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due.  The payments have been reflected as prepaid income taxes on the balance sheet as of March 31, 2016 and December 31, 2015. For the three months ended March 31, 2015, the Company offset the income tax provision of $349,235. For the three months ended March 31, 2016, the Company offset the income tax provision of $397,305, leaving a balance of prepaid income taxes of $769,718.

Noncontrolling Interests

The noncontrolling interest in Wonhe Multimedia not attributable, directly or indirectly to the Company, is measured at its carrying value in the stockholders’ equity section of the consolidated balance sheets.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of operations and other comprehensive income. There were no dilutive shares outstanding during the three months ended March 31, 2016 and 2015.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

4.	fixed assets

Fixed assets at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)

Office equipment	$226,939	$211,897
Motor vehicles	666,086	661,703
Production equipment	1,296,029	1,287,502

	2,189,054	2,161,102
Less: accumulated depreciation	(487,290)	(416,521)

Fixed assets, net	$1,701,764	$1,744,581

Depreciation expense charged to operations for the three months ended March 31, 2016 and 2015 was $91,579 and $20,371, respectively.

5.	INTANGIBLE assets

Intangible assets at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)

Software	$53,451	$45,432
Less: accumulated amortization	(38,336)	(28,683)

Intangible assets, net	$15,115	$16,749

Amortization expense charged to operations for the three months ended March 31, 2016 and 2015 was $9,333 and $2,167 respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

6.	commitments

Leases

On September 30, 2013, the Company entered into a lease agreement with an unrelated party at a monthly rental of $9,075 per month. The lease expired on August 31, 2014. On September 1, 2014, the Company renewed the lease agreement at the same rent for twelve months. The lease was terminated in May 2015 without incurring any penalties.

In May 2015, the Company entered into a new lease agreement with an unrelated party at a monthly rent of $11,346 for one year, expiring in May 2016.

Rent expenses for the three months ended March 31, 2016 and 2015 was $34,038 and $32,038, respectively.

Employment Agreements

Shenzhen Wonhe, our operating subsidiary, has employment agreements with our officers Nanfang Tong and Qing Tong:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 8,000 (approximately US $1,223) and expiring on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement, as an officer, provides for a monthly salary of RMB 10,000 (approximately US $1529) and expiring on October 31, 2016.  Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Ms. Tong’s performance.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $362,319 and $335,655 at March 31, 2016 and December 31, 2015, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

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

The provision for (benefit from) income taxes consists of the following for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Current	$397,305	$349,235
Deferred	-	-

Total	$397,305	$349,235

The following is a reconciliation of the statutory rate with the effective income tax rate for the three months ended March 31, 2016 and 2015.

	Three Months March 31,	Three Months March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	25.0%	25.0%
VIE tax holiday	(12.5)	(12.5)
Other	0.4	-

Effective tax rate	12.9%	12.5%

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

9.	Income taxes (continued)

The following presents the aggregate dollar and per share effects of the Company’s subsidiaries/VIE tax holidays:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Aggregate dollar effect of tax holiday	$(1,448,924)	$(347,293)

Per share effect, basic and diluted	$0.28	$0.01

The Company’s PRC tax filings for the tax years ended December 31, 2014 and 2013 were examined by the tax authorities. The examinations were completed and resulted in no adjustments.

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012, the six month period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year and the years ended December 31, 2015, 2014 and 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to certain civil penalties.  Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2015. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax year ended June 30, 2012, six-month tax period ended December 31, 2012, and the tax years ended December 31, 2015, 2014 and 2013 remain open to examination by the IRS.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

9.	Income taxes (continued)

All of the Company’s operations are conducted in the PRC. At March 31, 2016, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $19.2 million and the Company held approximately $48.6 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits.  Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

10.	CONTINGENCIES

As disclosed in Note 9, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information reports for the years ended December 31, 2015, 2014, 2013 and 2012, concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”).  Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts.  The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

11.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks. The Company’s bank account in Australia is protected by Australian government up to AUD 250,000.

Major customers

One customer accounted for approximately 36% of total sales for the three months ended March 31, 2016. Two customer accounted for approximately 24% of total sales for the three months ended March 31, 2015. Four customers accounted for approximately 77% of accounts receivable as of March 31, 2016, the largest being 44%. Four customers accounted for approximately 94% of accounts receivable as of December 31, 2015, the largest being 34%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS

Shenzhen Wonhe is required to make contributions to PRC multi-employer welfare programs by government regulations sometimes identified as the Mainland China Contribution Plan.  Specifically, the following regulations require that the Company pay a percentage of employee salaries into the specified plans:

Regulation	Plan	% of Salary

Shenzhen Special Economic Zone Social Retirement Insurance Regulations	Pension	13%
Shenzhen Work-Related Injury Insurance Regulations	Workers Comp.	0.4%
Guangdong Unemployment Insurance Regulations	Unemployment	2%
Housing Provident Fund Management Regulations	Housing	5%
Shenzhen Social Medical Insurance Measures	Medical	6.5% or 0.6%*
Guangdong Employees Maternity Insurance	Maternity	0.5% or 0.2%*

*	Depending on their position in the Company, employees receive either hospitalization, medical and maternity insurance or comprehensive medical and maternity insurance, which is a lower premium.

Total contributions to employee welfare programs for the three months ended March 31, 2016 and 2015 were as follow:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Total contributions	$11,723	$11,261

13.	INVESTMENT IN PROJECT

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

(UNAUDITED, IN U.S. $)

13.	INVESTMENT IN PROJECT (continued)

Shenzhen Wonhe has committed in the agreement to provide 382,990,000 RMB (USD $58.25 million (USD$5,852,000 which was expended as of December 31, 2015) to the project, including 226,010,000 RMB (USD $34.37 million) in cash and 118,980,000 RMB (USD $18.09 million) in routers and other equipment. Shenzhen Wonhe will also contribute the network that it recently developed in the Tongzhou District of Beijing as a pilot project, at a cost of 38,000,000 RMB (USD $5.78 million). Shenzhen Wonhe's cash contribution will be paid over three years: 104,498,990 RMB in 2016, 84,636,558 RMB in 2017 and 36,871,412 RMB in 2018. Shenzhen Wonhe has also committed to develop the data systems that will be used by the network. Guangdong Kesheng has committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network's operations.

Prior to the signing of the official investment contract, the Company invested RMB38,000,000 (USD $5.78 million) to develop a net work station in one of the contracted “Wireless Network Coverage Project” location, TongZhou District of Beijing as a pilot project before year end. As of March 31, 2016, total payments for the pilot project were included in “investment in project” in the consolidated balance sheet.

14.	subsequent Event

On April 19, 2016 the Company sold a total of 15,000,000 shares of common stock to two investors in a private offering. Qing Tong, a member of the Company's board of directors, purchased 3,000,000 shares. The remaining 12,000,000 shares were purchased by an unaffiliated entity. The purchase price for the shares was 0.52 Renminbi (approx. $.08) per share, or a total of 7,800,000 Renminbi (approx. $1,200,000).

The shares were sold to investors who are accredited investors and were purchasing for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers are residents of the People’s Republic of China.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 30, 2012, Shengshihe Consulting, a subsidiary of Wonhe High-Tech International, Inc. (the "Company") and Shenzhen Wonhe and its shareholders, Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe required the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe was a variable interest entity.  Since the entities that were parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since inception.

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

In July 2015, World Win International Holdings Ltd. ("World Win"), a wholly-owned subsidiary of Wonhe High-Tech, organized Wonhe Multimedia Commerce Ltd. ("Australian Wonhe") under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win. 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of the Company. The remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu International Holdings Group Limited ("Kuayu") to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (USD $1,290).

Kuayu is the sole owner of Shengshihe Consulting, which in turn has owned our operating company, Shenzhen Wonhe, since September 15, 2015. The effect of the sale of Kuayu, therefore, was to reduce the Company's interest in its operating entity by 40%. The 40% reduction in ownership of Kuayu, was recognized as compensation valued at $7,534,080 to the chairman of the board and the financial consultants during the year ended December 31, 2015.

On December 21, 2015, our 60% owned subsidiary, Australia Wonhe was listed on the ASX, and completed a capital raise by selling 16,951,802 shares for $0.20 AUD for a total of AUD $3,390,360 (USD $2,436,449) and receiving net proceeds of approximately AUD $2,701,000 (USD $1,941,000).

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Beginning in December 2011, Shenzhen Wonhe has marketed a series of home media centers; it introduced its current produce, the HMC720, in the fourth quarter of 2014. During the first quarter of 2015, Shenzhen Wonhe introduced its first Wi-Fi Router, model number YLT-100S, followed by model number YLT-300S in the second quarter of 2015. Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Sales	$10,420,141	$6,180,743
Gross profit	3,554,079	2,928,882
Operating income	2,984,934	2,753,034
Net income (loss) attributable to common stockholders	$1,413,700	$2,315,326

Sales.

On October 15, 2014, our second generation home media center, the HMC720, passed its stability test, which was the final pre-requisite before we could introduce it to the market. Its unit selling price is $514. In the fourth quarter of 2014 we commenced sales of the HMC720 and our sales of HMC720 fell slightly to $6,180,743 in the first quarter of 2015 because our distributors had inventory left from 2014. In the first quarter of 2016, our sales of HMC 720 remained stable at $6,059,272.

In March 2015, we expanded our product offerings to include a line of “Wifi Routers.” Our initial product, the YLT-100S, is designed for home use. The unit's selling price (including 3% VAT) is RMB 369 (US$56). In June 2015 we introduced a second Wifi Router, the YLT-300S, which is designed to be used in large commercial networks. The unit selling price of the YLT-300S (including 3% VAT) is RMB 1,400 (US$214). As with our home media center, we do not manufacture the routers; all manufacturing of the Wifi Routers is outsourced. For the quarter ended March 31, 2016, sales revenue from our Wifi Routers was $4,360,869, which includes sales of YLT-100S of $651,746 and sales of YLT-300S of $3,709,123.

Gross Profit. Although our sales increased, quarter-to-quarter, by 68.6%, our gross profit increased by only 21.4%, from $2,928,882 in the first quarter of 2015 to $3,554,079 in the first quarter of 2016. This discrepancy occurred, primarily because our cost of goods for routers is a significantly higher percentage of the sales price than our cost of goods for our home entertainment centers. As routers come to represent a larger portion of our overall business, our gross margins are likely to fall. The potential market for our routers is large, however. So our diversification into the router market makes bottom-line sense, even if our gross margins become diminished.

Income from Operations.  Our operating expenses for the quarter ended March 31, 2016 increased to $569,145 from $175,848 incurred in the first quarter ended March 31, 2015. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three months ended March 31, 2016 and 2015, our research and development expenses were $47,109 and $23,787, respectively.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. We incurred $154,724 and $13,953 in selling and marketing expenses during the three months ended March 31, 2016 and 2015. The primary reason for the increase was an advertising expense of approximately $115,000 incurred in the 2016 quarter.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are generally comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. We incurred $367,312 and $138,108 in general and administrative expenses during the three months ended March 31, 2016 and 2015. The primary reasons for the increase were an increase in employees’ salary and an increase in depreciation expenses. At March 31, 2016 the Company had net depreciable fixed assets valued at $1,701,764; whereas at March 31, 2015 the book value of the Company's net depreciable fixed assets was only $177,560.

General and administrative expenses are also affected by changes in employees’ remuneration. Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation sometimes identified as the Mainland China Contribution Plan. Specifically, the following regulations require that we pay a percentage of employee salaries into the specified plans:

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

After deducting these operating expenses, for the three months ended March 31, 2016 and 2015, we realized income from operations of $2,984,934 and $2,753,034, respectively.

Other Income (Expense).  The components of our non-operating income and expense during the three months ended March 31, 2016 and 2015 were:

●	Our interest income was $89,354 and $33,080 for the three months ended March 31, 2016 and 2015. We have no interest-bearing debt.

●	We recorded a loss of $2,734 on disposal of fixed assets during the quarter ended March 31, 2016.

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

The Company's 100% Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% reduction in the Enterprise Income Tax. As a result, tax provisions, after the 50% deduction, of $397,305 and $349,235 were recorded for the three months ended March 31, 2016 and 2015, respectively, which were offset against the prepaid income tax described above.

Net Income. We reported net income of $2,674,249 and $2,436,879 for the three months ended March 31, 2016 and 2015, respectively. The VIE agreements, which were terminated on September 15, 2015, assigned to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe before September 15, 2015.  In addition, for all periods after August 5, 2015, our interest in Australian Wonhe has been reduced by a 40% non-controlling interest. For that reason, we reduced our net income for the three months ended March 31, 2016 and 2015 by an allocation to the "non-controlling interests” of $1,260,549 and $121,553, respectively, before recognizing net income (loss) attributable to the common stockholders. After those allocations, our net income attributable to common stockholders for the three months ended March 31, 2016 and 2015 was $1,413,700 ($0.02 per share) and $2,315,326 ($0.06 per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2016 and 2015, foreign currency translation adjustments of $437,197 and $155,758, respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income (loss). The reason for the significant increase in the translation adjustment was the devaluation of the RMB by approximately 3.5% in August 2015, followed by a devaluation of approximately 1% in January 2016..

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, sales of common stock and equity contributions by our shareholders.  As a result, at March 31, 2016, our only debt consisted of $362,319 that we have borrowed from a stockholder, primarily in order to obtain U.S. and Australian Dollars to pay the expenses of our parent corporation and professional expenses.  At March 31, 2016, our working capital totaled $54,630,830, a decrease of $336,736 since December 31, 2015.

Our cash and cash equivalents of $50,948,518 primarily consist of cash on hand and demand deposits.   Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $4,460,158 in accounts receivable. This represented approximately 43% of our sales for the recent quarter, and represented an increase of $814,251 from our accounts receivable balance at the end of 2015. All accounts receivable at March 31, 2016 have been subsequently collected.

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$2,356,535	$3,830,877
Net cash used in investing activities	(3,843,763)	-
Net cash provided by financing activities	-	33,631
Effects of exchange rate changes on cash	360,994	154,853
Net change in cash	(1,126,234)	4,019,361
Cash - beginning	52,074,752	34,447,100
Cash - end	$50,948,518	$38,466,461

Operating activities

Our operations provided $2,356,535 in cash during the quarter ended March 31, 2016, as compared to $3,830,877 in cash from operations that we recorded in the prior period. The primary reason for the difference between our net income and net cash provided in the first quarter ended March 31, 2016 was the increase in accounts receivable of $814,609, which was partially offset by a $395,160 decrease in prepaid income taxes and the fact that net income was reduced by non-cash depreciation of $100,912. Since we purchase the HMC720 and Wifi Routers from our outsourced manufacturers, mostly on the basis of orders received from distributors, we carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. During the quarter ended March 31, 2016, however, we used $48,296 to purchase equipment, vehicles and intangible assets. During the quarter ended March 31, 2016, we also spent $3,795,468 on a pilot project to develop a wireless network in the Tongzhou District of Beijing. On January 12, 2016, we signed an agreement to implement this special program in association with an established technology provider. We will be responsible for cash investment of $34.37 million and providing routers valued at $18.09 million. As compensation, we will have a fixed return from the advertising revenue generated by the project. As a result, the expenditure of $3,795,468 has been classified on our balance sheets as an investment in the project. During the quarter ended March 31, 2015, we did not have any investing activities.

Financing activities

During the quarter ended March 31, 2016, we did not have any financing activities. During the quarter ended March 31, 2015, we received $33,631 from a stockholder to pay the U.S professional service fees. Subsequent to March 31, 2016, we added approximately $1,200,000 to our capital by selling 15,000,000 shares of our common stock to two investors, one of whom is a member of our board of directors. We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three months ended March 31, 2016 and 2015, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2016.

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

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities

The Company effected no unregistered sales of securities during the first quarter of fiscal 2016.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2016.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: May 20, 2016	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

