Form 10-Q
period 2016-06-30
Wonhe High-Tech International, Inc.
filed 2016-08-22
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

August 19, 2016

Common Voting Stock: 73,510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2016

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	June 30, 2016	December 31, 2015
	(Unaudited)

Current assets:
Cash	$46,282,021	$52,074,752
Accounts receivable	4,711,400	3,645,907
Inventory	76,878	-
Prepaid expense	5,314	-

Total current assets	51,075,613	55,720,659

Fixed assets	869,006	2,161,102
Less: accumulated depreciation	(362,961)	(416,521)

Fixed assets, net	506,045	1,744,581

Other assets:
Intangible assets, net	12,979	16,749
Investment in project	17,780,799	5,852,430
Other assets	17,058	17,121
Prepaid income taxes	336,159	1,164,478

Total other assets	18,146,995	7,050,778

TOTAL ASSETS	$69,728,653	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	June 30, 2016	December 31, 2015
	(Unaudited)

Current liabilities:
Payroll payable	$67,044	$47,891
Taxes payable	252,255	176,997
Loan from stockholder	354,913	335,655
Accrued expenses and other payables	199,009	192,550

Total current liabilities	873,221	753,093

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 73,510,130 and 58,510,130 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	73,510	58,510
Additional paid-in capital	38,781,666	37,592,346
Retained earnings	10,211,326	7,610,229
Statutory reserve fund	1,999,640	1,695,564
Other comprehensive (loss)	(3,112,900)	(1,989,695)

Stockholders’ equity before noncontrolling interests	47,953,242	44,966,954
Noncontrolling interests	20,902,190	18,795,971

Total stockholders’ equity	68,855,432	63,762,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$69,728,653	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$11,215,593	$7,243,941	$21,635,734	$13,424,684
Cost of sales	(7,500,281)	(3,864,137)	(14,366,343)	(7,115,998)

Gross profit	3,715,312	3,379,804	7,269,391	6,308,686

Operating expenses:
Research and development expenses	106,409	31,597	153,518	55,385
Selling and marketing	146,988	117,409	301,712	131,362
General and administrative	306,086	163,336	673,398	301,444

Total operating expenses	559,483	312,342	1,128,628	488,191

Income from operations	3,155,829	3,067,462	6,140,763	5,820,495

Non-operating income (loss):
Interest income	83,474	48,592	172,828	81,672
Other non-operating expenses	(1,447)	-	(4,181)	-

Total non-operating income	82,027	48,592	168,647	81,672

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Income before provision for income taxes	3,237,856	3,116,054	6,309,410	5,902,167
Provision for income taxes	417,690	390,606	814,995	739,841

Net income	2,820,166	2,725,448	5,494,415	5,162,326
Noncontrolling interests	(1,328,692)	(135,942)	(2,589,242)	(257,495)

Net income attributable to common stockholders	$1,491,474	$2,589,506	$2,905,173	$4,904,831

Earnings per common share, basic and diluted	$0.02	$0.05	$0.05	$0.11
Weighted average shares outstanding, basic and diluted	70,378,262	53,864,745	64,444,196	46,165,213

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income	$1,491,474	$2,725,448	$2,905,173	$5,162,326
Foreign currency translation adjustment	(2,043,425)	6,368	(1,606,228)	162,125

Comprehensive (loss) income	(551,951)	2,731,816	1,298,945	5,324,451
Comprehensive income (loss) attributable to noncontrolling interests	(714,801)	(136,881)	(2,106,220)	(264,352)

Net comprehensive income (loss) attributable to common stockholders	$(1,266,752)	$2,594,935	$(807,275)	$5,060,099

See accompanying notes to the consolidated financial statement.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE SIX months ended JUNE 30, 2016

(UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2015	$58,510	$37,592,346	$7,610,229	$1,695,564	$18,795,971	$(1,989,695)	$63,762,925
Sales of common stock	15,000	1,189,320					1,204,320
Net Income	-	-	2,905,173	-	2,589,242	-	5,494,415
Appropriation of statutory reserve	-	-	(304,076)	304,076	-	-	-
Other comprehensive income	-	-	-	-	(483,023)	(1,123,205)	(1,606,228)

Balance, June 30, 2016	$73,510	$38,781,666	$10,211,326	$1,999,640	$20,902,190	$(3,112,900)	$68,855,432

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$5,494,415	$5,162,326
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	157,810	47,906
Loss on disposal of fixed assets	4,170	-
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,065,430)	553,325
(Increase) in inventory	(76,878)	(2,774)
(Increase) in prepaid expenses	(5,314)	-
Decrease in prepaid income taxes	828,319	726,970
Increase in payroll payable	19,153	16,008
Increase (decrease) in taxes payable	75,258	(21,585)
Increase (decrease) in accrued expenses and other payable	6,459	(13,419)

Net cash provided by operating activities	5,437,962	6,468,757

Cash flows from Investing activities:
Purchase of property, plant and equipment	(57,320)	(519,508)
Purchase of intangible assets	(7,618)	(22,032)
Investment in project	(11,136,879)	-

Net cash (used in) investing activities	(11,201,817)	(541,540)

Cash flows from financing activities:
Proceeds from sales of common stocks	1,204,320	15,196,298
Proceeds from stockholder loan	-	51,898

Net cash provided by financial activities	1,204,320	15,248,196

Effect of exchange rate changes on cash	(1,233,196)	162,320

Net change in cash	(5,792,731)	21,337,733
Cash, beginning	52,074,752	34,447,100

Cash, ending	$46,282,021	$55,784,833

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

	Six Months Ended June 30,
	2016	2015

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$-

Cash paid for interest	$-	$-

Noncash Investing activities:

Fixed assets transferred to investment in project	$1,125,125	$-

Noncash financing activities:

Payment of accrued expenses by stockholder	$25,000	$-

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

The 33,750,000 shares of Australia Wonhe issued to the chairman of the board’s wholly owned company, Wonhe International (Hong Kong), and the 20,250,000 shares issued to the financial consultants were recognized as compensation during the nine months ended September 30, 2015. The value of the compensation was determined using the public offering price of $0.13952 US per share for the shares to be sold in Australia. The total stock compensation recognized was $7,534,080.

The Company’s current organization structure is as follows:

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements as of and for the three and six months ended June 30, 2016 and 2015 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
Balance sheet items, except for stockholders’ equity, as of periods end	0.1505	0.1540

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amounts included in the statements of income and cash flows for the periods	0.1531	0.1633	0.1530	0.1629

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)
Balance sheet items, except for stockholders’ equity, as of periods end	0.7441	0.7288

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Amounts included in the statements of income and cash flows for the periods	0.7456	0.7773	0.7337	0.7819

For the three and six months ended June 30, 2016 and 2015, foreign currency translation adjustments of $(2,043,425) and $6,368 respectively, $(1,606,228) and $162,125, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three and six months ended June 30, 2016 and 2015, foreign currency translation adjustments of $(2,043,425) and $6,368 respectively, $(1,606,228) and $162,125, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2016 and December 31, 2015, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $114,803 and $97,980, respectively, $229,461 and $97,740, respectively, for the three and six months ended June 30, 2016 and 2015.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $106,409 and $31,597, respectively, $153,518 and $55,385, respectively, for the three and six months ended June 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. Receivables outstanding longer than the payment terms are considered past due. The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when due. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of June 30, 2016 and December 31, 2015, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the three and six months ended June 30, 2016 and 2015, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital. The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of June 30, 2016, $1,999,640 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of June 30, 2016 and December 31, 2015, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2016 and 2015.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns. Consolidated tax returns are not permitted in China. On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits. As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax and has a 50% exemption for the next three years commencing January 1, 2014. The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year. Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012. Since the Company was declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due. The payments have been reflected as prepaid income taxes on the balance sheet as of June 30, 2016 and December 31, 2015. For the three and six months ended June 30, 2015, the Company offset the income tax provision of $390,606 and $739,841, respectively. For the three and six months ended June 30, 2016, the Company offset the income tax provision of $417,690 and $814,995, respectively, leaving a balance of prepaid income taxes of $336,159 on June 30, 2016.

Noncontrolling Interests

The noncontrolling interest in Wonhe Multimedia is not attributable, directly or indirectly to the Company, is measured at its carrying value in the stockholders’ equity section of the consolidated balance sheets.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of operations and other comprehensive income. There were no dilutive shares outstanding during the three and six months ended June 30, 2016 and 2015.

3.	Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09.

In April, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

3.	Recently Issued Accounting Standards (continued)

In March, 2016, the FASB issued ASU No. 2016-08, Revenue with Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus net), which is an amendment to ASU No. 2014-09 that improved the operability and understandability of implementation guidance versus agent considerations by clarifying the determination of principal versus agent. The implementation guidelines follow ASU No. 2014-09.

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company does not expect the application of this guidance to have a material impact on the Company’s Consolidated Statements of Operations or Consolidated Statements of Condition.

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard becomes effective for the Company on January 1, 2017. Early adoption is permissible. The Company does not anticipate the adoption of ASU 2015-11 to have a material impact on the consolidated financial statements and related disclosures

In March 2016, the FASB Issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The updated guidance changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The standard will be effective for the Company beginning January 1, 2017, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

4.	fixed assets

Fixed assets at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)

Office equipment	$222,419	$211,897
Motor vehicles	646,587	661,703
Production equipment	-	1,287,502

	869,006	2,161,102
Less: accumulated depreciation	(362,961)	(416,521)

Fixed assets, net	$506,045	$1,744,581

Depreciation expense charged to operations for the three and six months ended June 30, 2016 and 2015 was $55,171 and $20,443, respectively, $146,750 and $42,951, respectively.

5.	INTANGIBLE assets

Intangible assets at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016	December 31, 2015
	(Unaudited)

Software	$51,886	$45,432
Less: accumulated amortization	(38,907)	(28,683)

Intangible assets, net	$12,979	$16,749

Amortization expense charged to operations for the three and six months ended June 30, 2016 and 2015 was $1,727 and $2,790, respectively $11,060 and $4,955, respectively.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

6.	commitments (continued)

Leases (continued)

In May 2015, the Company entered into a new lease agreement with an unrelated party at a monthly rent of $11,360 for one year, expiring in May 2016. In May 2016, the Company renewed this lease at the same monthly rent to May 2017.

Rent expenses for the three and six months ended June 30, 2016 and 2015 was $34,081 and $39,696, respectively, $68,119 and $71,716, respectively.

In order to research and develop a new project, the Company leased a laboratory from an unrelated party. The lease has a three year term, from May 6, 2015 to May 5, 2018. The lease fee the laboratory for the three months ended March 31, 2016 is $58,962.

Employment Agreements

Shenzhen Wonhe, our operating subsidiary, has employment agreements with our officers Nanfang Tong and Qing Tong:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 8,000 (approximately US $1,224) and expires on October 31, 2016. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement as an officer provides for a monthly salary of RMB 10,000 (approximately US $1,530) and expires on October 31, 2016. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

6.	commitments (continued)

Strategic Cooperation Agreement

In April 2015, the Company entered into a distribution agreement with Shenzhen Yunlutong Technology Co., Ltd (“YLT”), which is owned by one of the Company’s directors, who owns 4.87% of the Company’s common stock. The agreement expires in three years. Under the agreement, YLT shall purchase 662,000 commercial routers from Shenzhen WONHE, with 200,000 purchased during the first year, 220,000 during the second year and 242,000 during the third year, for a total purchase price of RMB 926,800,000 (US $148,566,040). Any change in share ownership of YLT shall be approved by Shenzhen Wonhe. In addition, Shenzhen Wonhe obtained an exclusive right to acquire YLT if its gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. YLT agreed not to sell any equity or issue any debt during the 3 years. The price of the acquisition shall be established by an independent appraiser.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $354,913 and $335,655 at June 30, 2016 and December 31, 2015, respectively.

The proceeds of the loans were principally used to pay professional and legal fees incurred in the U.S. and other operating expenses for Wonhe High-Tech and Shengshihe Consulting incurred since their inception. The balance is reflected as loan from stockholder.

8.	sale of Common stock

In April 2015, Wonhe High-Tech International, Inc. sold 20,130,000 shares of common stock to 21 unrelated individuals, three individuals who were shareholders of Shenzhen Wonhe at the time, and three unrelated companies in a private offering in the PRC. The purchase price for the shares was approximately RMB 4.72 (US $0.77) per share, or a total of RMB 93,000,600 (US $15,196,298). The shares were sold to accredited investors for their own accounts. The offering was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers were residents of the People’s Republic of China.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

8.	sale of Common stock (continued)

Of the 20,130,000 shares sold, 4,600,000 (22.7%) were sold to two directors and one officer/director of the Company. On the date of sale, the Company’s common stock was quoted on the OTCQB at $3.07 per share. Since over 75% of the shares in this offering were sold to unrelated parties at $0.77 per share, and no shares of the Company’s common stock were traded on the OTCQB from January 1, 2015 to April 22, 2015, the Company believes that the sales price of $0.77 was more representative of the fair value per share than the ORCQB price of $3.07. As a result, management believes that the $0.77 per share was a fair price and recorded no compensation related to the share sold to the officer and directors of the Company.

On April 19, 2016 the Company sold a total of 15,000,000 shares of common stock to two investors in a private offering. Qing Tong, a member of the Registrant's board of directors, purchased 3,000,000 shares. The remaining 12,000,000 shares were purchased by an unaffiliated entity. The purchase price for the shares was 0.52 Renminbi (approx. $.08) per share, or a total of 7,800,000 Renminbi (approx. $1,200,000).

The shares were sold to investors who are accredited investors and were purchasing for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all of the purchasers were residents of the People’s Republic of China.

9.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consists of the following for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$417,690	$390,606	$814,995	$739,841
Deferred	-	-	-	-

	$417,690	$390,606	$814,995	$739,841

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

9.	Income taxes (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30, 2016		For the Six Months Ended June 30, 2016
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	$809,464	25.0%	$1,577,353	25.0%
Subsidiaries/VIE tax holiday	(391,774)	(12.1)	(762,358)	(12.1)

Effective tax rate	$417,690	12.9%	$814,995	12.9%

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	$779,014	25.0%	$1,475,542	25.0%
VIE tax holiday	(388,408)	(12.5)	(735,701)	(12.5)

Effective tax rate	$390,606	12.5%	$739,841	12.5%

The following presents the aggregate dollar and per share effects of the Company’s subsidiaries/VIE tax holidays:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Aggregate dollar effect of tax holiday	$444,411	$388,408	$814,995	$735,701
Per share effect, basic and diluted	$0.01	$0.01	$0.01	$0.01

The Company’s PRC tax filings for the tax years ended December 31, 2014 and 2013 were examined by the tax authorities. The examinations were completed and resulted in no adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

9.	Income taxes (continued)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal year ended June 30, 2012, the six month period ended December 31, 2012, a short year income tax return required to be filed as a result of the change in the fiscal year and the years ended December 31, 2015, 2014 and 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

All of the Company’s operations are conducted in the PRC. At June 30, 2016, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $19.2 million and the Company held approximately $46.2 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

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

Major customers

Two customers accounted for approximately 49% of total sales for the three months ended June 30, 2016 and one customer accounted for approximately 10% of total sales for the three months ended June 30, 2015. One customer accounted for approximately 37% of total sales for the six months ended June 30, 2016 and the same customer accounted approximately 11% of total sales for the six months ended June 30, 2015. Four customers accounted for approximately 87% of accounts receivable as of June 30, 2016, the largest being approximately 49%. Four customers accounted for approximately 94% of accounts receivable as of December 31, 2015, the largest being 34%.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

12.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS (continued)

* Depending on their position in the Company, employees receive either hospitalization, medical and maternity insurance or comprehensive medical and maternity insurance, which is a lower premium.

Total contributions to employee welfare programs for the three and six months ended June 30, 2016 and 2015 were as follow:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total contributions	$8,992	$4,217	$20,715	$14,512

13.	INVESTMENT IN PROJECT

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

Shenzhen Wonhe has committed in the agreement to provide 382,990,000 RMB (USD $58.25 million, USD$17,780,799 of which was expended as of June 30, 2016) to the project, including 226,010,000 RMB (USD $34.37 million) in cash and 118,980,000 RMB (USD $18.09 million) in routers and other equipment. Shenzhen Wonhe will also contribute the network that it recently developed in the Tongzhou District of Beijing as a pilot project, at a cost of 38,000,000 RMB (USD $5.78 million). Shenzhen Wonhe's cash contribution will be paid over three years: 104,498,990 RMB in 2016, 84,636,558 RMB in 2017 and 36,871,412 RMB in 2018. Shenzhen Wonhe has also committed to develop the data systems that will be used by the network. Guangdong Kesheng has committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network's operations.

Prior to the signing of the official investment contract, the Company invested RMB38,000,000 (USD $5.78 million) to develop a network station in one of the contracted “Wireless Network Coverage Project” locations, the TongZhou District of Beijing, as a pilot project. As of June 30, 2016, total payments for the pilot project were included in “investment in project” in the consolidated balance sheet.

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

On September 15, 2015 Shengshihe Consulting exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,540). The equity was purchased from the Shenzhen Wonhe Shareholders, each of whom is a member of the Company's Board of Directors. As a result of that purchase, since September 15, 2015 100% of the financial results of Shenzhen Wonhe have been consolidated as a subsidiary of Shengshihe Consulting.

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

Kuayu is the sole owner of Shengshihe Consulting, which in turn has owned our operating company, Shenzhen Wonhe, since September 15, 2015. The effect of the sale of Kuayu, therefore, was to reduce the Company's interest in its operating entity by 40%. The 40% reduction in ownership of Kuayu was recognized as compensation valued at $7,534,080 to the chairman of the board and the financial consultants during the year ended December 31, 2015.

On December 21, 2015, our 60% owned subsidiary, Australia Wonhe, was listed on the ASX, and completed a capital raise by selling 16,951,802 shares for $0.20 AUD for a total of AUD $3,390,360 (USD $2,436,449) and receiving net proceeds of approximately AUD $2,701,000 (USD $1,941,000).

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Beginning in December 2011, Shenzhen Wonhe has marketed a series of home media centers; it introduced its current product, the HMC720, in the fourth quarter of 2014. During the first quarter of 2015, Shenzhen Wonhe introduced its first Wi-Fi Router, model number YLT-100S, followed by model number YLT-300S in the second quarter of 2015. Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
Sales	$11,215,593	$7,243,941
Gross profit	3,715,312	3,379,804
Operating income	3,155,829	3,067,462
Net income attributable to common stockholders	$1,491,474	$2,589,506

	Six Months Ended June 30,
	2016	2015
Sales	$21,635,734	$13,424,684
Gross profit	7,269,391	6,308,686
Operating income	6,140,763	5,820,495
Net income attributable to common stockholders	$2,905,173	$4,904,831

On October 15, 2014, our second generation home media center, the HMC720, passed its stability test, which was the final pre-requisite before we could introduce it to the market. In the fourth quarter of 2014 we commenced sales of the HMC720 at a unit selling price of $514. In the three and six months ended June 30, 2016, our sales of HMC 720 remained stable at $6,241,620 and $12,300,892, respectively, compared to sales of HMC 720 of $6,365,846 and $12,429,491 in the three and six months ended June 30, 2015.

In March 2015, we expanded our product offerings to include a line of “Wifi Routers.” Our initial product, the YLT-100S, is designed for home use. The unit's selling price (including 3% VAT) is RMB 369 (US$56). In June 2015 we introduced a second Wifi Router, the YLT-300S, which is designed to be used in large commercial networks. The unit selling price of the YLT-300S (including 3% VAT) is RMB 1,400 (US$214). As with our home media center, we do not manufacture the routers: all manufacturing of the Wifi Routers is outsourced. The following table shows the contribution of the two routers to sales during the three and six months ended June 30, 2016:

	Three months ended June 30, 2016	Six months ended June 30, 2016
YLT-100S	$681,079	$1,332,816
YLT-300S	$4,292,902	$8,002,025
Total	$4,973,972	$9,334,841

Gross Profit. Although our sales increased, quarter-to-quarter, by 54.8%, our gross profit increased by only 9.9%, from $3,379,804 in the three months ended June 30, 2015 to $3,715,312 in the three months ended June 30, 2016. Similarly, our sales increased by 61.2% from the six months ended June 30, 2015 to the six months ended June 30, 2016, but our gross profit increased by only 15.2% from $6,308,686 in the six months ended June 30, 2015 to $7,269,391 in the six months ended June 30, 2016. This discrepancy occurred primarily because our cost of goods for routers is a significantly higher percentage of the sales price than our cost of goods for our home entertainment centers. As routers come to represent a larger portion of our overall business, our gross margins are likely to fall. The potential market for our routers is large, however. So our diversification into the router market makes bottom-line sense, even if our gross margins become diminished.

Income from Operations.  Our operating expenses for the three and six months ended June 30, 2016 increased to $559,483 and $1,128,628, respectively, from $312,342 and $488,191, respectively, incurred in the three and six months ended June 30, 2015. The increases occurred in all categories of operating expenses, reflecting the overall expansion of our operations. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. Our research and development expenses were $106,409 and $31,597, respectively, for the three months ended June 30, 2016 and 2016, and $153,518 and $55,385, respectively, for the six months ended June 30, 2016 and 2015. The increase reflected our plans to introduce new product lines in the future.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries or marketing personnel and advertising expenses. We incurred $146,988 and $117,409, respectively, in the three months ended June 30, 2016 and 2015, and $301,712 and $131,362, respectively, during the six months ended June 30, 2016 and 2015. The primary reason for the increase was an increase in advertising expenses by approximate $132,000 during the six months ended June 30, 2016.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are generally comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. We incurred increases of 88% and 124% from the three and six months ended June 30, 2015 to the three and six months ended June 30, 2016. The primary reasons for the increases were the expanded staff required to administer our expanded operations, as well as a tripling of our depreciation expense due to our purchase during 2015 of fixed assets related to our wireless network project.

General and administrative expenses are also affected by changes in employees’ remuneration. Shenzhen Wonhe is required to make contributions to multi-employer welfare programs by government regulation, sometimes identified as the Mainland China Contribution Plan. Specifically, the following regulations require that we pay a percentage of employee salaries into the specified plans:

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

Our contributions are proportionate to salaries paid. Therefore, as labor rates in China have increased significantly in recent years and can be expected to continue to increase, those increases cause an increase in the amount we pay to employee welfare plans.

After deducting these operating expenses, for the three ended June 30, 2016 and 2015 we realized income from operations of $3,155,829 and $3,067,462, respectively, and for the six months ended June 30, 2016 and 2015 we realized income from operations of $6,140,763 and $5,820,495, respectively.

Other Income (Expense).  The components of our non-operating income and expense during the three and six months ended June 30, 2016 and 2015 were:

●	Our interest income increased from $48,592 to $83,474 during the second quarter of 2016 and from $81,672 to $172,828 during the first half of 2016, due to the increase in our cash reserves during 2015. We have no interest-bearing debt to offset our interest income.

●	We recorded losses of $1,447 and $4,181, respectively, on disposal of fixed assets during the three and six months ended June 30, 2016.

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

The Company's 100% Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% reduction in the Enterprise Income Tax. As a result, tax provisions, after the 50% deduction, of $417,690 and $390,606, respectively, $814,995 and $739,841, respectively, were recorded for the three and six months ended June 30, 2016 and 2015, which were offset against the prepaid income tax described above.

Net Income. We reported net income of $2,820,166 and $2,725,448, respectively, for the three months ended June 30, 2016 and 2015, and $5,494,415 and $5,162,326, respectively, for the six months ended June 30, 2016 and 2015. The VIE agreements, which were terminated on September 15, 2015, assigned to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe before September 15, 2015.  In addition, for all periods after August 5, 2015, our interest in Australian Wonhe has been reduced by a 40% non-controlling interest. For that reason, we reduced our net income for the three months ended June 30, 2016 and 2015 by an allocation to the "non-controlling interests” of $1,328,692 and $135,942, respectively, and by an allocation of $2,589,242 and $257,495, respectively, for the six months ended June 30, 2016 and 2015, before recognizing net income (loss) attributable to the common stockholders. After those allocations, our net income attributable to common stockholders for the three months ended June 30, 2016 and 2015 was $1,491,474 ($0.02 per share) and $2,589,506 ($0.06 per share), respectively, and for the six months ended June 30, 2016 and 2015 was $2,905,173 ($0.05 per share) and $4,904,831 ($0.11 per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended June 30, 2016 and 2015, foreign currency translation adjustments of $(2,043,425) and $6,368, respectively, $(1,606,228) and $162,125, respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income (loss). The reason for the significant increase in the translation adjustment was the devaluation of the RMB by approximately 3.5% in August 2015, followed by a devaluation of approximately 1% in January 2016.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, sales of common stock and equity contributions by our shareholders. As a result, at June 30, 2016, our only debt consisted of $354,913 that we have borrowed from a stockholder, primarily in order to obtain U.S. and Australian Dollars to pay the expenses of our parent corporation and professional expenses. At June 30, 2016, our working capital totaled $50,202,392, a decrease of $4,765,174 since December 31, 2015.

Our cash and cash equivalents of $46,282,021 primarily consist of cash on hand and demand deposits. Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $4,711,400 in accounts receivable. This represented approximately 42% of our sales for the recent quarter, and represented an increase of $1,065,493 from our accounts receivable balance at the end of 2015. All accounts receivable at June 30, 2016 have been subsequently collected.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2016	2015
Net cash provided (used) by operating activities	$5,437,962	$6,468,757
Net cash used by investing activities	(11,201,817)	(541,540)
Net cash provided by financing activities	1,204,320	15,248,196
Effects of exchange rate changes on cash	(1,233,196)	162,320
Net change in cash	(5,792,731)	21,337,733
Cash - beginning	52,074,752	34,447,100
Cash - end	$46,282,021	$55,784,833

Operating activities

Our operations provided $5,437,962 in cash during the six months ended June 30, 2016. Cash provided by operations was approximately equal to our net income of $5,494,415 for the period. Net income and cash provided were approximately equal because the increase in accounts receivable of $1,065,430 was offset, as we used $828,319 of our prepaid income taxes to satisfy our tax liability and incurred a non-cash depreciation expense of $157,810. Cash from operations for the six months ended June 30, 2015 was $6,468,757, primarily due to net income of $5,162,326 plus the use of $726,970 in prepaid taxes and a $553,325 decrease in accounts receivable. Since we purchase the HMC720 and Wifi Routers from our outsourced manufacturers, mostly on the basis of orders received from distributors, we generally carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. For example, during the six months ended June 30, 2016 we used $64,938 to purchase equipment, vehicles and intangible assets. However, during that same period we also contributed $11,136,879 in cash to the Wireless Network Coverage Project in Beijing Area that we are implementing under our contract with Guangdong Kesheng Enterprise Co., Ltd. Under the terms of that contract, we will be responsible for a total cash investment of $34.37 million and for providing routers valued at $18.09 million. As compensation, we will have a fixed return from the advertising revenue generated by the project. As a result, the expenditure of $11,136,879 has been classified on our balance sheets as an investment in the project. During the six months ended June 30, 2015, we used $541,540 to purchase equipment, vehicles and intangible assets to be used in the wireless network pilot project that we carried out in anticipation of our joint venture with Guangdong Kesheng.

Financing activities

During the six months ended June 30, 2016, we issued 15,000,000 common shares and raised fund of $1,204,320. During the six months ended June 30, 2015, we received $51,898 from a stockholder to pay our professional service fees in the U.S. During the six months ended June 30, 2015, we issued 20,130,000 common shares and raised $15,196,298. We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months.

Restrictions on Transfers of Funds

Almost all of the Company’s cash is in the PRC. Any distributions of those funds or future operating profits from our Chinese subsidiaries, Shengshihe Consulting and Shenzhen Wonhe, to our U.S. parent company must comply with applicable Chinese laws affecting payments from Chinese companies to non-Chinese companies. The Chinese government strictly regulates conversion of RMB into foreign currencies.  Currently, Shenzhen Wonhe and Shengshihe Consulting may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”), by complying with certain procedural requirements. Pursuant to applicable Chinese laws and regulations, foreign invested enterprises incorporated in China, such as Shengshihe Consulting, are required to apply for “Foreign Exchange Registration Certificates.” Currently, conversion within the scope of the “current account” (e.g. remittance of foreign currencies for payment of dividends, trade and service-related foreign exchange transactions, etc.) can be effected without requiring the approval of SAFE, but must be effected through authorized Chinese banks in accordance with regulatory procedures. However, conversion of currency in the “capital account” (e.g. for capital items such as direct investments, loans, securities, etc.) still requires the approval of SAFE. Compliance with those procedural requirements can result in delays in currency conversion, which could interfere with offshore activities by the Company, such as acquisitions, offshore investments, or the payment of dividends to the Company’s shareholders. Because of the effort involved in obtaining foreign currencies in exchange for RMB, the Company intends to pay most of the operating expenses of its U.S. parent from dollars loaned to the Company by related parties.

Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits, if any, each year to fund the statutory general reserve until the reserve reaches 50% of its registered capital. Any amount in excess of 10% of accumulated profits that is contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for the three and six months ended June 30, 2016, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2016.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sale of Securities and Use of Proceeds

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

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2016.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: August 22, 2016	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

