Form 10-Q
period 2016-09-30
Wonhe High-Tech International, Inc.
filed 2016-11-14
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Issuer’s Telephone Number: 852-2815-0191

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

November 14, 2016

Common Voting Stock: 73,510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2016

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Current assets:
Cash	$43,903,921	$52,074,752
Accounts receivable	5,101,893	3,645,907
Inventory	138,042	-
Prepaid expense	22,019	-

Total current assets	49,165,875	55,720,659

Fixed assets	865,760	2,161,102
Less: accumulated depreciation	(390,837)	(416,521)

Fixed assets, net	474,923	1,744,581

Other assets:
Intangible assets, net	11,244	16,749
Investment in project	23,360,531	5,852,430
Other assets	17,541	17,121
Prepaid income taxes	146,296	1,164,478

Total other assets	23,535,612	7,050,778

TOTAL ASSETS	$73,176,410	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND stockholders’ EQUITY

Current liabilities:
Payroll payable	$56,848	$47,891
Taxes payable	936,972	176,997
Dividend payable	186,122	-
Loan from stockholder	408,996	335,655
Accrued expenses and other payables	177,367	192,550

Total current liabilities	1,766,305	753,093

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 73,510,130 and 58,510,130 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	73,510	58,510
Additional paid-in capital	38,781,666	37,592,346
Retained earnings	11,423,571	7,610,229
Statutory reserve fund	2,123,887	1,695,564
Other comprehensive (loss)	(2,822,954)	(1,989,695)

Stockholders’ equity before noncontrolling interests	49,579,680	44,966,954
Noncontrolling interests	21,830,425	18,795,971

Total stockholders’ equity	71,410,105	63,762,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,176,410	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN U.S. $) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$12,229,139	$8,005,378	$33,864,873	$21,430,062
Cost of sales	(8,288,251)	(4,643,462)	(22,654,594)	(11,759,459)

Gross profit	3,940,888	3,361,916	11,210,279	9,670,603

Operating expenses:
Research and development expenses	225,067	48,770	378,585	104,155
Selling and marketing	140,710	309,859	442,422	441,221
General and administrative	261,187	8,055,125	934,585	8,356,569

Total operating expenses	626,964	8,413,754	1,755,592	8,901,945

Income from operations	3,313,924	(5,051,838)	9,454,687	768,658

Non-operating income (loss):
Interest income	99,367	48,098	272,195	129,770
Write off leasehold improvements	-	(54,404)	-	(54,404)
Other non-operating income (loss)	27	(8,150)	(4,154)	(8,150)

Total non-operating income (loss)	99,394	(14,456)	268,041	67,216

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN U.S. $) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Income (Loss) before provision for income taxes	3,413,318	(5,066,294)	9,722,728	835,874

Provision for income taxes	883,926	311,426	1,698,921	1,051,267

Net income (loss)	2,529,392	(5,377,720)	8,023,807	(215,393)
Noncontrolling interests	1,192,900	(661,853)	3,782,143	(919,348)

Net income (loss) attributable to common stockholders	$1,336,492	$(6,039,573)	$4,241,664	$(1,134,741)

Earnings (loss) per common share, basic and diluted	$0.02	$(0.1)	$0.06	$(0.02)

Weighted average shares outstanding, basic and diluted	73,510,130	58,510,130	64,444,196	51,800,130

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN U.S. $) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Comprehensive income (loss):
Net income (loss)	$2,529,392	$(5,377,720)	$8,023,807	$(215,393)
Foreign currency translation adjustment	209,449	(2,354,088)	(1,396,779)	(2,191,963)

Comprehensive (loss) income	2,738,841	(7,731,808)	6,627,028	(2,407,356)
Comprehensive income (loss) attributable to noncontrolling interests	1,112,404	266,459	3,218,623	530,811

Net comprehensive income (loss) attributable to common stockholders	$1,626,437	$(7,998,267)	$3,408,405	$(2,938,167)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE Nine months ended SEPTEMBER 30, 2016

(UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2015	$58,510	$37,592,346	$7,610,229	$1,695,564	$18,795,971	$(1,989,695)	$63,762,925
Sale of common stock	15,000	1,189,320	-	-	-	-	1,204,320
Net income	-	-	4,241,665	-	3,782,142	-	8,023,807
Appropriation of statutory reserve	-	-	(428,323)	428,323	-	-	-
Dividend declared	-	-	-	-	(184,168)	-	(184,168)
Other comprehensive income	-	-	-	-	(563,520)	(833,259)	(1,396,779)
Balance, September 30, 2016	$73,510	$38,781,666	$11,423,571	$2,123,887	$21,830,425	$(2,822,954)	$71,410,105

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$8,023,807	$(215,393)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	180,570	115,298
Loss on disposal of fixed assets	4,144	54,404
Stock compensation for shareholder and consultants	-	7,534,080
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,456,406)	535,864
(Increase) in inventory	(138,042)	-
(Increase) in prepaid expenses	(22,019)	-
Decrease in prepaid income taxes	1,018,182	714,605
Increase in payroll payable	8,957	20,859
Increase (decrease) in taxes payable	759,975	(20,195)
(Decrease) increase in accrued expenses and other payable	(15,184)	52,104

Net cash provided by operating activities	8,363,984	8,791,626

Cash flows from Investing activities:
Purchase of property, plant and equipment	(56,951)	(1,889,913)
Purchase of intangible assets	(7,569)	(21,830)
Proceeds from sale of subsidiary’s stock	-	1,290
Purchase of VIE	-	(1,569)
Investment in project	(16,789,227)	-

Net cash used in investing activities	(16,853,747)	(1,912,022)

Cash flows from financing activities:
Proceeds from sales of common stock	1,204,320	15,196,298

Net cash provided by financial activities	1,204,320	15,196,298

Effect of exchange rate changes on cash	(885,388)	(2,144,561)

Net change in cash	(8,170,831)	19,931,341
Cash, beginning	52,074,752	34,447,100

Cash, ending	$43,903,921	$54,378,441

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

	Nine Months Ended September 30,
	2016	2015

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$-	$391,805

Cash paid for interest	$-	$-

Noncash Investing activities:

Fixed assets transferred to investment in project	$1,270,689	$-

Noncash financing activities:

Dividend declared not paid	186,122	-

Payment of accrued expenses by stockholder	$75,000	$70,742

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

On September 15, 2015, Shengshihe Consulting, exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,569). The equity was purchased from Qing Tong, Nanfang Tong, Youliang Wang and Jingwu Li, who are the members of Wonhe High-Tech’s Board of Directors. As a result of the acquisition by Shengshihe Consulting of the registered ownership of Shenzhen Wonhe, the balance sheet and operating results of Shenzhen Wonhe will hereafter continue to be consolidated with those of Shengshihe Consulting as its 100% owned subsidiary.

In July 2015, World Win, the Company’s wholly-owned subsidiary, organized Wonhe Multimedia Commerce Ltd. (“Australian Wonhe”) under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win, 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of Wonhe High-Tech and the remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290). Kuayu is the sole owner of Shengshihe Consulting, which in turn had the VIE agreements with Shenzhen Wonhe at that time, the Company’s VIE and operating company. The sale of Kuayu, therefore, reduced the interest of the Company in its operating company by 40%.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s current organization structure is as follows:

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company started to sell its new product HMC 720 in the last quarter of 2014. In addition, the Company started to sell another new product, a Wi-Fi Router with model number YLT-100S, during the first quarter of 2015 and model number YLT-300S during the second quarter of 2015. YLT-100S is used by individuals, and YLT-300S is used in shopping malls. Shenzhen Wonhe is located in the Shenzhen, Guangdong Province in the PRC.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements as of and for the three and nine months ended September 30, 2016 and 2015 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2016.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Balance sheet items, except for stockholders’ equity, as of periods end	0.1499	0.1540

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the statements of income and cash flows for the periods	0.1500	0.1593	0.1520	0.1617

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	September 30, 2016	December 31, 2015
	(unaudited)
Balance sheet items, except for stockholders’ equity, as of periods end	0.7635	0.7288

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amounts included in the statements of income and cash flows for the periods	0.7579	0.7773	0.7420	0.7819

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three and nine months ended September 30, 2016 and 2015, foreign currency translation adjustments of $209,449 and $(2,354,088) respectively, $(1,396,779) and $(2,191,963), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued)

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed the Home Media Center Model 720 (the “HMC720”) and the two Wi-Fi Routers and is responsible for all of its specifications.
●	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2016 and December 31, 2015, none of the Company’s assets and liabilities was required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $112,514 and $134,316, respectively, $341,975 and $232,056, respectively, for the three and nine months ended September 30, 2016 and 2015.

Research and Development Costs

The Company develops software to be marketed as part of its products, and that is not for internal use. The software is essential to the functionality of the Company’s tangible products. Therefore, the Company accounts for research and development costs incurred in development of its software in accordance with FASB ASC 985-20.

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $225,067 and $48,770, respectively, and $378,585 and $104,155, respectively, for the three and nine months ended September 30, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. Receivables outstanding longer than the payment terms are considered past due. The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when due. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of September 30, 2016 and December 31, 2015, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the three and nine months ended September 30, 2016 and 2015, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital. The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of September 30, 2016, $2,123,887 has been transferred from retained earnings to the statutory reserve fund.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of September 30, 2016 and December 31, 2015, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and nine months ended September 30, 2016 and 2015.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns. Consolidated tax returns are not permitted in China. On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits. As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax and has a 50% exemption for the next three years commencing January 1, 2014. The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year. Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012. Since the Company was declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due. The payments have been reflected as prepaid income taxes on the balance sheet as of September 30, 2016 and December 31, 2015. As of June 30, 2016, the eligibility for the 50% tax exemption had expired. From July 1, 2016, the Company will be required to pay 25% Enterprise Income Tax in full without any tax exemption. For the three and nine months ended September 30, 2016 and 2015, the Company offset the income tax provision of $188,707 and $309,417, respectively, and $1,003,702 and $1,045,118, respectively, leaving a balance of prepaid income taxes of $146,296 on September 30, 2016.

Noncontrolling Interests

The noncontrolling interest in Wonhe Multimedia is not attributable, directly or indirectly, to the Company. The noncontrolling interest is measured at its carrying value in the stockholders’ equity section of the consolidated balance sheets.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of operations and other comprehensive income. There were no dilutive shares outstanding during the three and nine months ended September 30, 2016 and 2015.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

3.	Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all of the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In March 2016, the FASB issued ASU 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. This new guidance effectively removes the retroactive application imposed in current guidance when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The new standard becomes effective for the Company on January 1, 2017. Early adoption is permissible. The Company does not anticipate the adoption of ASU 2015-11 to have a material impact on the consolidated financial statements and related disclosures.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

4.	fixed assets

Fixed assets at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)

Office equipment	$221,588	$211,897
Motor vehicles	644,172	661,703
Production equipment	-	1,287,502

	865,760	2,161,102
Less: accumulated depreciation	(390,837)	(416,521)

Fixed assets, net	$474,923	$1,744,581

Depreciation expense charged to operations for the three and nine months ended September 30, 2016 and 2015 was $28,690 and $63,453, respectively, $175,440 and $106,404, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

5.	INTANGIBLE assets

Intangible assets at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016	December 31, 2015
	(Unaudited)

Software	$51,692	$45,432
Less: accumulated amortization	(40,448)	(28,683)

Intangible assets, net	$11,244	$16,749

Amortization expense charged to operations for the three and nine months ended September 30, 2016 and 2015 was $1,710 and $3,938, respectively, $5,130 and $8,894, respectively.

6.	commitments

In May 2015, the Company entered into a new lease agreement with an unrelated party at a monthly rent of $11,132 for one year, expiring in May 2016. In May 2016, the Company renewed this lease at the same monthly rent to May 2017. Rent expense for the three and nine months ended September 30, 2016 and 2015 was $36,789 and $44,671, respectively, and $111,819 and $116,387, respectively. On May 5 2016, the Company entered into an agreement to lease a laboratory office from an unrelated party with the fee to be determined based on usage. The lease has a two-year term, which expires on May 5, 2018. The lease fee of the laboratory for the three and nine months ended September 30, 2016 was $141,240 and $184,892, respectively.

Employment Agreements

Shenzhen Wonhe, our operating subsidiary, has employment agreements with our officers Nanfang Tong and Qing Tong:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 13,000 (approximately US $1,950) and expires on October 31, 2016. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement as an officer provides for a monthly salary of RMB 15,000 (approximately US $2,250) and expires on October 31, 2016. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

On November 1, 2016, the Company renewed the employment agreements with Nanfang Tong and with Qing Tong for a three year period that expires on October 31, 2019. At September 30, 2016, the future commitments under these agreements was approximately $153,000.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

6.	commitments (continued)

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

Strategic Cooperation Agreement

In April 2015, the Company entered into a distribution agreement with Shenzhen Yunlutong Technology Co., Ltd (“YLT”), which is owned by one of the Company’s directors, who owns 4.87% of the Company’s common stock. The agreement expires in three years. Under the agreement, YLT shall purchase 662,000 commercial routers from Shenzhen WONHE, with 200,000 purchased during the first year, 220,000 during the second year and 242,000 during the third year, for a total purchase price of RMB 926,800,000 (US $148,566,040). Any change in share ownership of YLT shall be approved by Shenzhen Wonhe. In addition, Shenzhen Wonhe obtained an exclusive right to acquire YLT if its gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. YLT agreed not to sell any equity or issue any debt during the 3 years. The price of the acquisition shall be established by an independent appraiser. The Company produced approximately $5,145,000 and $13,403,000 in sales with YLT for the three and nine months ended September 31, 2016.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $408,996 and $335,655 at September 30, 2016 and December 31, 2015, respectively.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

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

On April 19, 2016 the Company sold a total of 15,000,000 shares of common stock to two investors in a private offering. Qing Tong, a member of the Registrant’s board of directors, purchased 3,000,000 shares. The remaining 12,000,000 shares were purchased by an unaffiliated entity. The purchase price for the shares was 0.52 Renminbi (approx. $.08) per share, or a total of 7,800,000 Renminbi (approx. $1,200,000).

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

9.	Cash Dividends

On September 30, 2016, the Board of Directors of Wonhe Multimedia Commerce Ltd., in which Wonhe High-Tech indirectly owns a 53.3% interest, declared a cash dividend of AUD $0.004857 per share, for a total dividend of AUD$637,190 (approximately USD$486,498). The dividend payment was made to the shareholders of Wonhe Multimedia Commerce Ltd. subsequent to the third quarter.

10.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consists of the following for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$883,926	$311,426	$1,698,921	$1,051,267
Deferred	-	-	-	-

	$883,926	$311,426	$1,698,921	$1,051,267

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

10.	Income taxes (continued)

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30, 2016		For the Nine Months Ended September 30, 2016
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	$853,330	25.0%	$2,430,682	25.0%
VIE tax holiday			(814,995)	(8.4)%
Non-deductible allowance	30,596	0.90%	83,234	0.9%

Effective tax rate	$883,926	25.9%	$1,698,921	17.5%

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Tax Provision	Rate of Tax	Tax Provision	Rate of Tax
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	$(1,266,574)	25.0%	$208,968	25.0%
Non-deductible stock	1,887,417	(37.3)%	1,887,417	225.8%
VIE tax holiday	(309,417)	6.1%	(1,045,118)	(125.0)%

Effective tax rate	$(311,426)	-6.2%	$1,051,267	125.8%

The following presents the aggregate dollar and per share effects of the Company’s subsidiaries/VIE tax holidays:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Aggregate dollar effect of tax holiday	$439,340	$309,417	$1,254,335	$1,045,118
Per share effect, basic and diluted	$0.01	$0.01	$0.01	$0.02

The Company’s PRC tax filings for the tax years ended December 31, 2015 and 2014 were examined by the tax authorities. The examinations were completed and resulted in no adjustments.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

10.	Income taxes (continued)

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

All of the Company’s operations are conducted in the PRC. At September 30, 2016, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $19.2 million and the Company held approximately $46.2 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

11.	CONTINGENCIES

As disclosed in Note 10, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

12.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks. The Company’s bank account in Australia is protected by the Australian government up to AUD 250,000.

Major customers

Three customers accounted for approximately 10%, 41% and 10% (total of 61%, i.e. $7,495,572) of total sales for the three months ended September 30, 2016 and another three customers accounted for approximately 14%, 25% and 14% (total of 52%, i.e. $4,148,605) of total sales for the three months ended September 30, 2015. One customer accounted for approximately 38% of total sales for the nine months ended September 30, 2016 and no customer accounted for over 10% of total sales for the nine months ended September 30, 2015. Four customers accounted for approximately 14%, 15%, 51% and 15%, (total of 95%, i.e. $4,837,273) of accounts receivable as of September 30, 2016. Four customers accounted for approximately 27%, 19%, 15% and 27% (total of 89%, i.e. $2,517,850) of accounts receivable as of December 31, 2015.

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

Total contributions to employee welfare programs for the three and nine months ended September 30, 2016 and 2015 were as follow:

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Total contributions	$19,357	$6,676	$28,349	$21,188

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED, IN U.S. $)

14.	INVESTMENT IN PROJECT

On January 12, 2016 the Company’s operating subsidiary, Shenzhen Wonhe Technology Co., Ltd. (“Shenzhen Wonhe”), entered into an agreement titled “Wireless Network Coverage Project in Beijing Area” with Guangdong Kesheng Enterprise Co., Ltd. (“Guangdong Kesheng”). The agreement contemplates that the two parties will work together to develop a wireless network in certain designated areas of Beijing. The commercial purpose of the network will be to serve as a vehicle for advertising and marketing, with the revenue to be shared between Shenzhen Wonhe and Guangdong Kesheng.

Shenzhen Wonhe has committed in the agreement to provide 382,990,000 RMB (USD $57.42 million), including 226,010,000 RMB (USD $33.88 million) in cash and 118,980,000 RMB (USD $17.84 million) in routers and other equipment. Shenzhen Wonhe will also contribute the network that it developed in the Tongzhou District of Beijing as a pilot project, at a cost of 38,000,000 RMB (USD $5.70 million). Shenzhen Wonhe’s cash contribution will be paid over three years: 104,498,990 RMB in 2016, 84,636,558 RMB in 2017 and 36,871,412 RMB in 2018. Shenzhen Wonhe has also committed to develop the data systems that will be used by the network. Guangdong Kesheng has committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network’s operations. As of September 30, 2016, USD$23,360,531 had been contributed to the project.

Prior to signing the official investment contract, the Company invested RMB38,000,000 (USD $5.70 million) to develop a network station in one of the contracted “Wireless Network Coverage Project” locations, the Tongzhou District of Beijing, as a pilot project. As of September 30, 2016, total payments for the pilot project were included in “investment in project” in the consolidated balance sheet.

15.	SUBSEQUENT EVENT

On October 31 2016, Wonhe Multimedia Commerce Ltd., the Company’s 53.3%-owned Australian subsidiary, paid the dividend of AUD $637,190 (approximately USD$486,000) declared on September 30, 2016.

On November 1, 2016, the Company renewed the employment agreements with Nanfang Tong and with Qing Tong for a three year period that expires on October 31, 2019.

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On May 30, 2012, Shengshihe Consulting, a subsidiary of Wonhe High-Tech International, Inc. (the “Company”) and Shenzhen Wonhe and its shareholders, Youliang Wang, Qing Tong, Jingwu Li and Nanfang Tong (together referred to as “Shenzhen Wonhe Shareholders”) entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which Shenzhen Wonhe became Shengshihe Consulting’s contractually controlled affiliate. The accounting effect of the VIE Agreements between Shengshihe Consulting and Shenzhen Wonhe required the balance sheets and financial results of Shenzhen Wonhe to be consolidated with those of Shengshihe Consulting, with respect to which Shenzhen Wonhe was a variable interest entity. Since the entities that were parties to the VIE Agreements were under common control at the time when the VIE Agreements were executed, the financial statements included in this report reflect the consolidation of the results of operations and cash flows of Shenzhen Wonhe since inception.

On September 15, 2015, Shengshihe Consulting exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,540). The equity was purchased from the Shenzhen Wonhe Shareholders, each of whom is a member of the Company’s Board of Directors. As a result of that purchase, since September 15, 2015, 100% of the financial results of Shenzhen Wonhe have been consolidated as a subsidiary of Shengshihe Consulting.

In July 2015, World Win International Holdings Ltd. (“World Win”), a wholly-owned subsidiary of Wonhe High-Tech, organized Wonhe Multimedia Commerce Ltd. (“Australian Wonhe”) under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win, 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of the Company. The remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu International Holdings Group Limited (“Kuayu”) to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (USD $1,290).

Kuayu is the sole owner of Shengshihe Consulting, which in turn has owned our operating company, Shenzhen Wonhe, since September 15, 2015. The effect of the sale of Kuayu, therefore, was to reduce the Company’s interest in its operating entity by 40%. The 40% reduction in ownership of Kuayu was recognized as compensation valued at $7,534,080 to the chairman of the board and the financial consultants during the year ended December 31, 2015.

On December 21, 2015, our 60% owned subsidiary, Australia Wonhe, was listed on the ASX, and raised capital selling 16,951,802 shares for $0.20 AUD for a total of AUD $3,390,360 (USD $2,436,449) and received net proceeds of approximately AUD $2,701,000 (USD $1,941,000). As a result of the capital raise, our ownership interest in Australian Wonhe was reduced to 53.3%.

Shenzhen Wonhe is a Chinese entity established on November 16, 2010, with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture). Since December 2011, Shenzhen Wonhe has marketed a series of home media centers, it introduced its current product, HMC720, in the fourth quarter of 2014. During the first quarter of 2015, Shenzhen Wonhe introduced its first Wi-Fi Router, model number YLT-100S, followed by model number YLT-300S in the second quarter of 2015. Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the three and nine months ended September 30, 2016 and 2015.

Sales.

	Three Months Ended September 30,
	2016	2015
Sales	$12,229,139	$8,005,378
Gross profit	3,940,888	3,361,916
Operating income (loss)	3,313,924	(5,051,838)
Net income (loss) attributable to common stockholders	$1,336,492	$(6,039,573)

	Nine Months Ended September 30,
	2016	2015
Sales	$33,864,873	$21,430,062
Gross profit	11,210,279	9,670,603
Operating income	9,454,687	768,658
Net income (loss) attributable to common stockholders	$4,241,664	$(1,134,741)

On October 15, 2014, our second generation home media center, the HMC720, passed its stability test, which was the final pre-requisite before we could introduce it to the market. In the fourth quarter of 2014, we commenced sales of the HMC720 at a unit selling price of $514. In the three and nine months ended September 30, 2016, our sales of HMC 720 remained stable at $6,512,593 and $18,820,901, respectively, compared to sales of HMC 720 of $6,287,865 and $18,720,527 in the three and nine months ended September 30, 2015.

In March 2015, we expanded our product offerings to include a line of “Wifi Routers.” Our initial product, the YLT-100S, is designed for home use. The unit’s selling price (including 3% VAT) is RMB 369 (US$56). In June 2015 we introduced a second Wifi Router, the YLT-300S, which is designed to be used in large commercial networks. The unit selling price of the YLT-300S (including 3% VAT) is RMB 1,400 (US$213). As with our home media center, we do not manufacture the routers, all manufacturing of the Wifi Routers is outsourced. Sales of router YLT-100S were $698,564 and $2,032,090 for the three and nine months ended September 30, 2016, respectively. Sales of router YLT-300S were $4,994,946 and $13,011,882 for the three and nine months ended September 30, 2016, respectively.

Gross Profit. Although our sales increased quarter-to-quarter, by 52.8% our gross profit increased by only 17.2%, from $3,361,916 in the three months ended September 30, 2015 to $3,940,888 in the three months ended September 30, 2016. Similarly, our sales increased by 58.2% for the nine months ended September 30, 2015 to the nine months ended September 30, 2016, and our gross profit increased by only 15.9% from $9,670,603 in the nine months ended September 30, 2015 to $11,210,279 in the nine months ended September 30, 2016. This discrepancy occurred primarily because our cost of goods for routers was a significantly higher percentage of the sales price than our cost of goods for our home entertainment centers. As routers represent a larger portion of our overall business, our gross margins are likely to fall. The potential market for our routers is large, however. So our diversification into the router market makes bottom-line sense, even if our gross margins become diminished.

Income from Operations. Our operating expenses for the three and nine months ended September 30, 2016 decreased to $626,964 and $1,755,592, respectively, from $8,413,754 and $8,901,945, respectively, incurred in the three and nine months ended September 30, 2015. The primary reason for the decrease was the $7,534,000 in compensation to our chairman of the board and financial consultants for the three and nine months ended September 30, 2015 that we recorded as a result of the transfer of our subsidiary Kuayu to an entity in which those individuals owned 40% of the equity.

The components of our operating expenses were:

●	Research and development expenses. Research and development expenses were primarily comprised of salaries for R&D employees. In the three and nine months ended September 30, 2016 and 2015, our research and development expenses were $225,067 and $48,770, respectively, $378,585 and $104,155, respectively.
●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. We incurred $140,710 and $309,895, respectively, $442,422 and $441,221, respectively, in selling and marketing expenses during the three and nine months ended September 30, 2016 and 2015. For the three months ended September 30, 2015, we incurred conference expenses of approximate $130,000, which were recorded under selling expenses. This was the primary reason why selling expenses in the third quarter of 2015 exceeded those incurred in the third quarter of 2016.
●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are primarily comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. We incurred $261,187 and $8,055,125, respectively, $934,585 and $8,356,569, respectively, in general and administrative expenses during the three and nine months ended September 30, 2016 and 2015. As noted above, the $7,534,000 stock compensation expense incurred in the third quarter of 2015 contributed to an increase in G&A expenses to $8,055,125 for that quarter.

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

After deducting these operating expenses, for the three months ended September 30, 2016 and 2015 the company realized income (loss) from operations of $3,313,924 and $(5,051,838), respectively, and for the nine months ended September 30, 2016 and 2015 we realized income from operations of $9,454,687 and $768,658, respectively.

Other Income (Expense). The components of our non-operating income and expense during the three and nine months ended September 30, 2016 and 2015 were:

●	Our interest income was $99,367 and $48,098, respectively, $272,195 and $129,770, respectively, for the three and nine months ended September 30, 2016 and 2015. We have no interest-bearing debt.

●	We recorded a loss of $54,404 on write-off of leasehold improvements when we moved our offices during the third quarter of 2015.

●	We recorded a loss $4,154 on disposal of certain fixed assets during the nine months ended September 30, 2016.

●	We made a donation of $8,150 during the three months ended September 30, 2015.

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

The Company’s 100% Income Tax exemption expired on December 31, 2013. As of June 30, 2016, our eligibility for the 50% tax exemption had expired. From July 1, 2016, the Company will be subject to the 25% Enterprise Income Tax in full without any tax exemption. As a result, tax provisions, after the 25% deduction, of $883,926 and $(311,426), respectively, $1,698,921 and $1,051,267, respectively, were recorded for the three and nine months ended September 30, 2016 and 2015, which were offset against the prepaid income tax described above.

Net Income. We reported net income (loss) of $2,529,392 and $(5,377,720), respectively, for the three months ended September 30, 2016 and 2015, and $8,023,807 and $(215,393), respectively, for the nine months ended September 30, 2016 and 2015. The VIE agreements, which were terminated on September 15, 2015, assigned to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe before September 15, 2015. In addition, for all periods after August 5, 2015, our interest in Australian Wonhe has been reduced by a non-controlling interest (40% from September 15, 2015 to December 21, 2015, and 46.7% thereafter). For that reason, we reduced our net income (loss) for the three months ended September 30, 2016 and 2015 by an allocation to the “non-controlling interests” of $1,192,900 and $(661,853), respectively, and by an allocation of $3,782,143 and $(919,348), respectively, for the nine months ended September 30, 2016 and 2015, before recognizing net income (loss) attributable to the common stockholders. After those allocations, our net income (loss) attributable to common stockholders for the three months ended September 30, 2016 and 2015 was $1,336,492 ($0.02 per share) and $(6,039,573) ($(0.10) per share), respectively, and for the nine months ended September 30, 2016 and 2015 was $4,242,664 ($0.06 per share) and $(1,134,741) ($(0.02) per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and nine months ended September 30, 2016 and 2015, foreign currency translation adjustments of $209,449 and $(2,354,088), respectively, $(1,396,779) and $(2,191,963), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive income (loss). The reason for the significant increase in the translation adjustment was the devaluation of the RMB by approximately 3.5% in August 2015, followed by a devaluation of approximately 1% in January 2016.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, sales of common stock and equity contributions by our shareholders. As a result, at September 30, 2016, our only debt consisted of $408,996 that we have borrowed from a stockholder, primarily in order to obtain U.S. and Australian Dollars to pay the professional and other expenses of our parent corporation and Australian subsidiary. At September 30, 2016, our working capital totaled $47,399,570, a decrease of $7,567,996 since December 31, 2015. The decrease occurred because we utilized $16,789,227 to meet our obligation to fund our wireless network joint venture with Guangdong Kesheng.

Our cash and cash equivalents of $43,903,921 primarily consist of cash on hand and demand deposits. Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $5,101,893 in accounts receivable. This represented approximately 42% of our sales for the recent quarter, and represented an increase of $1,455,986 from our accounts receivable balance at the end of 2015. All accounts receivable at September 30, 2016 have been subsequently collected.

The following table summarizes our cash flows for the periods indicated:

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Net cash provided (used) by operating activities	$8,363,984	$8,791,626
Net cash (used in) investing activities	$(16,853,747)	$(1,912,022)
Net cash provided by financing activities	$1,204,320	$15,196,298

Operating activities

Our operations provided $8,363,984 in cash during the nine months ended September 30, 2016. Cash provided by operations was approximately equal to our net income before non-controlling interest of $8,023,807 for the period. Net income and cash provided were approximately equal because the increase in accounts receivable of $1,456,406 was offset, as we used $1,018,182 of our prepaid income taxes to satisfy our tax liability and incurred a non-cash depreciation expense of $180,570. Cash from operations for the nine months ended September 30, 2015 was $8,791,626, primarily because our net loss of $215,393 in that period was caused by non-cash stock compensation valued at $7,534,080. In addition, during the nine months ended September 30, 2015, we used $714,605 in prepaid taxes and reduced our accounts receivable by $535,864. Since we purchase the HMC720 and Wifi Routers from our outsourced manufacturers, mostly on the basis of orders received from distributors, we generally carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Because we outsource all of our manufacturing operations, we require little cash for investment in property and equipment. So the cash flows from our core operations can be dedicated to working capital. For example, during the nine months ended September 30, 2016 we used $4,520 to purchase equipment, vehicles and intangible assets. However, during that same period we also contributed $16,789,227 in cash to the Wireless Network Coverage Project in Beijing Area that we are implementing under our contract with Guangdong Kesheng Enterprise Co., Ltd. Under the terms of that contract, we will be responsible for a total cash investment of $34.37 million and for providing routers valued at $18.09 million. As compensation, we will have a fixed return from the advertising revenue generated by the project. As a result, the expenditure to date of $23,360,531 has been classified on our balance sheets as an investment in the project. During the nine months ended September 30, 2015, we used $1,911,743 to purchase equipment, vehicles and intangible assets to be used in the wireless network pilot project that we carried out in anticipation of our joint venture with Guangdong Kesheng. In addition, we also spent $1,569 to acquire ownership of Shenzhen Wonhe and eliminate the VIE structure; and received $1,290 from sales of our subsidiary’s stock.

Financing activities

During the nine months ended September 30, 2016, we issued 15,000,000 common shares and raised fund of $1,204,320. During the nine months ended September 30, 2015, we issued 20,130,000 common shares and raised $15,196,298. We believe that our cash on hand and cash flow from operations will meet our cash needs for the next 12 months.

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

Shenzhen Wonhe is required to set aside at least 10% of its accumulated profits, if any, each year to fund the statutory general reserve until the reserve reaches 50% of its registered capital. Any amount in excess of 10% of accumulated profits that is contributed to the statutory general reserve is at Shenzhen Wonhe’s discretion. The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital. As of September 30, 2016, $2,123,887 has been appropriated from retained earnings and set aside for the statutory reserve by Shenzhen Wonhe.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and nine months ended September 30, 2016, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of September 30, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of September 30, 2016.

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

(a) Unregistered sales of equity securities
The Company did not effect any sales of unregistered securities during the third quarter of fiscal 2016.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal 2016.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: November 14, 2016	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

