Form 10-K
period 2016-12-31
Wonhe High-Tech International, Inc.
filed 2017-04-05
CIK 1434388

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Issuer’s Telephone Number: 852-2815-0191

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☑

As of June 30, 2016, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $5,103,824 based upon the closing sale price on June 30, 2016 of $.10 per share.

As of April 4, 2017, there were 73,510,130 shares of common stock outstanding.

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

World Win was established in the British Virgin Islands on April 5, 2012, at which time it acquired ownership of Kuayu International Holdings Group Ltd. (Hong Kong), an entity established in Hong Kong (“Kuayu”) on January 11, 2012 to serve as an intermediate holding company. On April 6, 2012, the local government of the PRC issued a certificate of approval regarding the acquisition by Kuayu of Shengshihe Management Consulting (Shanzhen) Co., Ltd., an entity established in the PRC on April 17, 2012 (“Shengshihe Consulting”).

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

On September 15, 2015 Shengshihe Consulting exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,440). The equity was purchased from the Shenzhen Wonhe Shareholders, each of whom is a member of the Company’s Board of Directors. From that date forward, the financial results of Shenzhen Wonhe have been consolidated as a subsidiary of Shengshihe Consulting.

Australian Wonhe

In July 2015, World Win organized Wonhe Multimedia Commerce Ltd. (“Australian Wonhe”) under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win. 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of the Company. The remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290). Since Kuayu is the sole owner of Shengshihe Consulting, which in turn owns our operating company, Shenzhen Wonhe, the effect of the sale of Kuayu was to reduce the Company’s interest in its operating entity by 40%.

On December 21, 2015, Australia Wonhe was listed on the Australian Securities Exchange (“ASX”) and sold 16,951,802 of its ordinary shares for net proceeds of US$1,941,318. As a result, the Company’s beneficial ownership of Shenzhen Wonhe has been reduced to 53.3%.

On October 31, 2016 Australian Wonhe paid an interim dividend of AU$637,190 (US$486,500) to its shareholders; on May 31, 2017 Australian Wonhe will pay a final dividend for 2016 totaling AU$893,000 (US$643,140). The dividends are tax-free in Australia. 53.3% of each dividend is payable to World Win, as the owner of 53.3% of the outstanding shares of Australian Wonhe. The funds payable to World Win have been retained by Shengshihe Consulting in an escrow account pursuant to an agreement among World Win, Australian Wonhe and Shengshihe Consulting, which provides that the funds cannot be disbursed for any purpose without the approval of the board of directors of World Win. The Company plans to use the escrowed funds, in part, to pay the Company’s expenses incurred in the U.S. and Australia in connection with its public stock listings in those nations.

As a result of the reorganization and offering on the ASX during 2015, our current organizational structure is as follows:

Business Overview

Shenzhen Wonhe is a high-tech enterprise which specializes in research and development and the marketing of high-end business and personal IT products that provide third party application services. In 2011 we introduced our first product, a Home Media Center. Our initial Home Media Center, the “HMC660”, was marketed exclusively in Guangdong Province. However, in October 2014 we introduced our second generation home media center, the “HMC720”, which we developed in order to meet government purchasing standards in additional provinces, and thus allow the expansion of our market.

In March 2015 we expanded our product offerings with the introduction of our YLT-100S Wifi Router. This was followed in June 2015 by our YLT-300S Wifi Router, and in October 2016 by our YLT-300J Wifi Router. The YLT-100S and YLT-300J are marketed primarily for home use; the YLT-300S is designed for larger commercial networks. Our “Smart Routers” have a complex operating system that provides users a broad range of capabilities, allowing smart management of networks and devices.

The results of our sales of these four products during 2015 and 2016 were:

	2016		2015
	Units	Revenue	Units	Revenue
HMC720 Home Media Center	51,260	$25,295,059	47,840	$25,068,803
Smart Routers	160,965	$23,906,905	54,900	$6,356,160

HMC720 Home Media Center

The HMC720 is a data storage, management and control center for household equipment, and a central processing center which uses remote wireless technology to allow a user to control various devices while at home or remotely when away from home. HMC720 provides a software platform that has the functional characteristics of both a family security device and a direct TV receiver, with the ability to access TV and video on demand, as well as to function as a game console and storage facility for family and business information. HMC720 can be used to watch satellite programs, read CD-ROMs and video files, support Wifi functions, share broadband access, support 3G module functions, and can be adapted to include other applications.

Our HMC720 includes the fourth-generation Intel program and 4G memory. The HMC720 uses a 2.5 inch 1T hard disk as well as a dual band processing system to ensure the successful reception of signals, and to guarantee a clear image. In addition to supporting MPEG-1/2/4, H.264, H.263, WMV7/8/9, Divx and other formats, HMC720 adds the rapid hardware function and stable play function of APEG. HMC720 products are sensitive in speed regulation and key press, along with having excellent thermal dissipation function. The noise is lower than 20 decibels. Thus, users can have interactive digital recreation, education and commercial activities at the same time that they watch digital television programs.

We believe our HMC720 has the following favorable traits and advantages compared to other similar products currently available in the marketplace:

1.	Excellent performance: good audio and video decoding capability equipped with high-performance CPU and AV chips, supporting 1080P high definition play and 7.1 sound track HIFI effect.

2.	Ultralow power: the incorporation of the INTEL ATOM ultralow power master chip series along with advanced inner thermal design reduces power consumption to only one-tenth of a typical desktop computer. In addition, the fine heat dissipation and structural design ensure the surface temperature remains below 35℃ even while working for a long time. Avoidance of extreme temperatures contributes to the chip’s performance and minimizes disruptions.

3.	Complete functions: our HMC 720 combines a PC set top box (“STB”), DVD, multimedia computer, security monitor HZJTHY and visual telephone into one comprehensive digital home furnishing solution with a fashionable appearance and compact size.

4.	Abundant applications: the application software combines telecommunication, radio and television and the internet, provides abundant video content themed by television, movies and information programs, households themed by family security, smart home, motion sports and videophone; and value-added services themed by telemedicine, online instruction, auto repair and E-shopping.

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

The YLT-300J, which we introduced in 2016, incorporates much of the functionality of the YLT-300S, but in an economic smaller router suitable for domestic use. The following table is a summary comparison of the two products.

	YLT-300S	YLT-300J
Primary market	Commercial enterprises	Family
Primary functions	● Facilitating marketing by small business ● Direct access to customers ● Hi-level management of AppStore platform	● Home data delivery ● Data storage ● Ease of use of AppStore function
Concurrent sessions	100	20
Web identification	Supports 50 users	Supports 20 users
Retail price (incl. VAT)	1,400 RMB (US$201)	500 (US$72)

We initiated sales of the YLT-300J in October 2016, and recorded sales of 13,360 units as of December 31, 2016.

Products Under Development

Our major product under development is a computer set-top-box (“PC-STB”), which combines the system architecture of a multimedia computer with that of a digital set-top box, and features wireless remote control, fully integrating a family’s multimedia application requirements into a single device. We hope to introduce the PC-STB to the market in July 2017 as an upgrade to our HMC720.

In addition, we have seven other hardware products that are in various stages of research and development, including a domestic mini-terminal server, a minicomputer, an All-In-One PC, an ARM panel personal computer and an Android smartphone. We have also completed development of a Wonhe applications platform and a metropolitan business information website, which we will integrate with our future product offerings.

Our Industry

In the description below we rely on certain information and statistics regarding our industry and the economy in China that we derived from the “National Informatization Plan” included in the 13th Five Year Plan of the State Council of the People’s Republic of China. We have no reason to believe that the information and statistics we cite are not accurate.

In recent years the electronic information products industry has achieved growth rates above that of the overall Chinese economy. In 2015, the PRC electronic information products industry achieved 17.1 trillion RMB in sales revenue. The nation’s output of intelligent terminals, communications equipment, and other electronic information products ranked first in the world, and a number of world-class network enterprises have been emerging. With the continuing growth of China’s national economy and the anticipated continuation of the transformation of Chinese society to a more western-style information economy, market demand for electronic information products is expected to continue to grow faster than the overall economy.

Today the electronic information industry is viewed by many countries as a leading strategic industry. The rapid promotion of global information, the development of cross-border investment, and the transnational transmission of information, have enhanced the value of the electronic information industry. As the Chinese electronic information industry has grown, international competition has continued to increase. Despite the growth in the Chinese electronic information industry, some bottle-neck issues have developed, such as technical limitations, capital restrictions, availability of personnel, as well as increasing costs and a decrease in foreign-funded investment in recent years as a result of the macro-environment changes in China and abroad. Despite these problems, we believe the electronics information industry will continue to grow, based on the following trends:

1.	The electronic information industry has a solid history of growth.

Since 2000, the Chinese domestic electronic information industry has consistently experienced rapid growth and has always been a leading industry in the whole national economy.  As of the end of 2015, the number of Internet users had reached 688 million, the Internet penetration rate was 50.3%, and the number of Internet users and users with broadband access ranked first in the world. The third generation mobile communications network (3G) covers all of the townships in China; the commercial use of the fourth generation mobile communications network (4G) has expanded nationwide; and China holds a leading position in research and development of the fifth generation network. At the same time, the speed of China’s communications network is accelerating and the cost of usage is decreasing. And the move toward integration of the Internet with broadband radio television and wireless satellite communications is steadily advancing.

2.	Technological innovation is being improved.

Since 2000, the rate of innovation in the electronic information industry has grown rapidly. Advances in processor technology, the Chinese Linux operating system, the third generation of mobile communications, cluster communications and digital television technology all serve to confirm that China has valuable intellectual property that has narrowed the gap with the global state of the art. In particular, the development of TD-SCDMA technology as a Chinese standard has enabled the communications industry in China to achieve performance levels competitive with the best standards available.

3.      Regional industrial clusters are emerging.

The potentially huge domestic electronic information products market, the availability of abundant low-priced manpower, the availability of a broad array of resources, and the continuously improving investment environment are all key factors attracting foreign companies and investors to establish business bases in China. Foreign capital accelerates the development of China’s electronic information industry, particularly in the Pearl River Delta, Yangtze River Delta and Bohai. These areas have the good industrial base, strong ability to provide the auxiliary items necessary for growth, and the strong service consciousness from government necessary to attract foreign capital investments, and promote the development of local industries.

The specific niche in the electronic information products market occupied by Shenzhen Wonhe should benefit from this confluence of positive trends. In the 13th five-year plan, the government emphasized that industry should promote the integration of the telecommunication and broadcast networks with the capabilities of the computer. Toward that end, all of the relevant departments in the country are actively implementing the tri-networks integration project. The technology developed by Shenzhen Wonhe can play a leading role in that process.

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

Business Partnerships - Routers

We plan to utilize our business relationships for the growth of our router business as well. Our initial accomplishment in that regard was the formation of a joint venture with Guangdong Kesheng Enterprise Co., Ltd. (“Guangdong Kesheng”) in January 2016, when Shenzhen Wonhe entered into an agreement titled “Wireless Network Coverage Project in Beijing Area” with Guangdong Kesheng. The agreement contemplated that the two parties would work together to develop a wireless network in certain designated areas of Beijing. The commercial purpose of the network was to serve as a vehicle for advertising and marketing, with the income to be shared between Shenzhen Wonhe and Guangdong Kesheng. Shenzhen Wonhe committed in the agreement to make a capital contribution of 382,990,000 RMB (USD $55.15 million) to the project. Shenzhen Wonhe also committed to develop the data systems that will be used by the network. Guangdong Kesheng committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network’s operations.

On November 30, 2016 Shenzhen Wonhe and Guangdong Kesheng signed an amendment to the January agreement. The amendment, titled “Cooperative Agreement on Wireless Network Coverage Project in Beijing Area”, terminated the participation of Shenzhen Wonhe in the construction and operation of the wireless network, and also terminated the commitment of Shenzhen Wonhe to develop the data systems used by the network. Shenzhen Wonhe has no further obligation to contribute capital to the project, and will receive no distribution of income from the project. Shenzhen Wonhe will, however, supply 36,300 routers for the project prior to the end of 2017, and Guangdong Kesheng will pay Shenzhen Wonhe 1,800 RMB ($259) for each router.

As of November 30, 2016 Shenzhen Wonhe had contributed to the wireless network project cash, equipment, engineering, and a pilot project in the Tongzhou District of Beijing. The total contribution of 175,755,641 RMB (USD$25.31 million) will be repaid to Shenzhen Wonhe in three equal annual installments; the unpaid portion of that obligation will accrue interest at 4.75% per annum.

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

Our routers are marketed by a single distributor, Shenzhen Yun Lutong Science and Technology Ltd (“YLT”), which is owned by Qing Tong, one of the Company’s directors. YLT markets the YLT-100S and the YLT-300J routers to domestic consumers at a markup over wholesale price. YLT markets our YLT-300S router to commercial customers such as shopping malls and restaurants that offer persons in or near to the establishment Internet access. The sales agreement with commercial customers provides for payment directly for the router plus payment to Shenzhen Wonhe of a commission from retail sales to users who purchase products from a retailer via the Wonhe App.

In April 2015, Shenzhen Wonhe entered into a three -year Strategic Cooperation Agreement with YLT. Under the agreement, as originally executed, YLT committed to purchase 662,000 routers from Shenzhen WONHE, with 200,000 to be purchased during the first year, 220,000 during the second year and 242,000 routers purchased during the third year, for a total purchase price of RMB 926,800,000 (US $133,467,742). The agreement was subsequently amended and restated to replace YLT’s specific purchase commitment with a covenant of mutual cooperation. The following table shows router purchases by YLT since the execution of the agreement.

	Units Purchased	Price - RMB	Price - US$
12 months ended May 31, 2016	51,085	71,519,000	$11,161,786
7 months ended December 31, 2016	58,000	81,200,000	$12,074,185

The Strategic Cooperation Agreement provides that YLT will not sell any equity or issue any debt during the term of the agreement, and that any change in share ownership of YLT must be approved by Shenzhen Wonhe. In addition, Shenzhen Wonhe is given an exclusive right to acquire YLT, at an appraised price, if YLT’s gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. To date, neither of those thresholds has been achieved.

Production

Shenzhen Wonhe does not engage in manufacturing, but provides technology and purchase orders to qualified manufacturers, which manufacture to our order. Our manufacturers are independent third parties with no relationship to Shenzhen Wonhe or its owners.

Although we have dual-sourced our manufacturing in the past, during 2015 Shenzhen Wonhe outsourced the manufacture of all three of its products to a single producer: Shenzhen Tehuilong Electronic R&D Center. In the fall of 2016, when we introduced YLT-300J to the market, we engaged Shenzhen Weimeng Technology Co., Ltd. to manufacture that product.

Relying on one manufacturer for each product is a risk to our business. However, in determining to outsource all of our manufacturing to Shenzhen Tehuilong and Shenzhen Weimeng, we considered the following factors:

●	Each manufacturer’s production capacity and manufacturing strength are sufficient to satisfy our current annual sales plan.

●	Every month we ordered a sufficient quantity of products to meet the next month’s demand, which protects us from the risk of non-delivery.

●	We have been able to maintain close relations with other manufacturers that possess good production technology, and so could secure a replacement for our contracted manufacturer if necessary.

Intellectual Property

Research and Development

Shenzhen Wonhe possesses a core technology team, most of whom have been engaged in the IT industry for more than 10 years. The members of our technology team specialize in development of hardware, system drivers, industrial design, application software systems and backstage data service.

Producers of information technology products face strong pressure to respond quickly to industry demands with new designs and product innovations that support rapidly changing technical demand and regulatory requirements. Shenzhen Wonhe spent approximately $796,145, $142,527 and $92,956 on its research and development efforts for the years ended December 31, 2016, 2015 and 2014, respectively.

Shenzhen Wonhe has produced prototypes of domestic media centers, set top boxes, minicomputers, X86 panel personal computers and ARM panel personal computers, each of which is ready for the production development stage. The initial development of our All-in-One computers and domestic smart servers has been completed and these products have entered into the engineering test stage. However, before we initiate marketing of any of these products, we will have to assess the market demand for the product. We will also have to obtain government approval. The process of applying for and securing government approval of a product can be lengthy; so we cannot predict when we will introduce any new product to the market. We do anticipate, however, that we will introduce our new PC-STB to the market in July of 2017.

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

As we develop new technologies, we secure patent protection from the Chinese patent office (“SIPO”) as needed. The following table lists the patent applications by Shenzhen Wonhe that have been authorized by SIPO:

Description	Patent Number	Filing Date
Tri-networks integration equipment	ZL 2011 20095525.X	Sept. 21, 2011
TV system and remote control	ZL 2011 20130608.8	October 19, 2011
Smart network TV system	CN 2015 10194880.5	April 23, 2015
TV set-top box	CN 2015 30175457.1	June 2, 2015
Router	CN 2015 30118715.2	April 28, 2015
Router management system	CN 2016 20188189.6	March 11, 2016

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

Prior to 2012, our current management had no experience managing and operating a public company and has relied in many instances on the professional experience and advice of third parties including our attorneys and accountants.  Few members of our middle and top management staff were educated and trained in the Western system, and we may have difficulty hiring new employees in the PRC with such training. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards. Therefore, we may, in turn, experience difficulties in implementing and maintaining adequate internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002, as amended. This may result in significant deficiencies or material weaknesses in our internal controls, which could impact the reliability of our financial statements and prevent us from complying with the U.S. Securities and Exchange Commission (“SEC”) rules and regulations and the requirements of the Sarbanes-Oxley Act of 2002, as amended. Failure to comply with any laws, rules, or regulations applicable to our business may result in fines or regulatory actions, which may materially adversely affect our business, results of operation, or financial condition and could result in delays in developing of an active and liquid trading market for our common stock. To the extent that the market place perceives that we do not have a strong financial staff and financial controls, the market for, and price of, our stock may be impaired.

The lack of expertise in Australian and U.S. GAAP among the staff of our finance department could result in errors in our filings.

The books and records of Shenzhen Wonhe, our operating entity, are maintained in accordance with bookkeeping practices that are customary in China. The financial statements of Shenzhen Wonhe and Shengshihe Consulting are prepared in accordance with accounting principles generally accepted in China. The staff of our finance department, which prepares those financial statements, has extensive experience with Chinese GAAP, but very limited experience with either Australian or U.S. GAAP. Therefore, in order to file with the SEC consolidated financial statements prepared in accordance with U.S. GAAP, we have engaged independent consultants who makes the adjustments to the financial statements of Shenzhen Wonhe and Shengshihe Consulting necessary to achieve compliance, first with Australian GAAP and then with U.S. GAAP, then performs the consolidation required to produce the consolidated financial statements of Wonhe High-Tech International, Inc. Because those consultants, who are not present in our executive offices, are the only participants in the preparation of our financial statements possessing a familiarity with either Australian or U.S. GAAP, there is a risk that the persons responsible for the initial classifications of the elements of our financial results will err in making those classifications, which will cause our reported financial statements to be erroneous. Any such errors, besides being misleading to investors, could result in subsequent restatements, which could have an adverse effect on the perception of the Company among investors.

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

We currently depend on one contracted manufacturer to manufacture three of the products that we sell, and a second contracted manufacturer to fabricate the fourth product. If any significant problems occur at the production facility of our third-party manufacturer, our ability to deliver our products could be adversely affected.  If our contract manufacturer is unable to maintain adequate manufacturing and shipping capacity, it may be unable to provide us with timely delivery of products of acceptable quality. Our inability to meet our customers’ demand for our products could have a material adverse impact on our business, financial condition and results of operations.  In addition, if the prices charged by our contractor increase for reasons such as increases in labor costs or currency fluctuations, our cost of manufacturing would increase, adversely affecting our results of operations. We require our contract manufacturers to meet our standards in terms of product quality and other matters. Any failure by either of our contract manufacturers to meet these standards, to adhere to labor or other laws or to diverge from our mandated practices, and the potential negative publicity relating to any of these events, could harm our business and reputation.

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

All our sales revenue and expenses are denominated in RMB. Under PRC law, the RMB is currently convertible under the “current account,” which includes dividends and trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans. Currently, our PRC subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate our ability to purchase foreign currencies in the future. Since a significant amount of our future revenue will be denominated in RMB, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in RMB to fund our business activities outside China that are denominated in foreign currencies.

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

In August 2015, the PRC government devaluated the RMB by approximately 3.5%, and during 2016 the PRC government devalued its currency by an additional 6.5%. Additional devaluation could occur in the future and affect our results.

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

Restrictions under PRC law on our PRC subsidiary’s ability to make dividend and other distributions could materially and adversely affect our ability to grow, make investments or complete acquisitions that could benefit our business, pay dividends to you, and otherwise fund and conduct our businesses.

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

Under the EIT Law, we may be classified as a “resident enterprise” of China. Such classification will likely result in unfavorable tax consequences to us and our non-PRC stockholders.

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
(iii)	its major assets, accounting books, company seals, and minutes and files of its board and shareholders’ meetings are located or kept in the PRC; and

(iv)	more than half of the enterprise’s directors or senior management with voting rights reside in the PRC.

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

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Provisions Regarding Mergers and Acquisitions of Domestic Enterprises by Foreign Investors (the “M&A Rule”), which became effective on September 8, 2006. The M&A Rule, among other things, requires that an offshore company controlled by PRC companies or individuals that have acquired a PRC domestic company for the purpose of listing the PRC domestic company’s equity interest on an overseas stock exchange must obtain the approval of the CSRC prior to the listing and trading of such offshore company’s securities on an overseas stock exchange. In addition, when an offshore company acquires a PRC domestic company, the offshore company is generally required to pay the acquisition consideration within three months after the issuance of the foreign-invested company license unless certain ratification from the relevant PRC regulatory agency is obtained. On September 21, 2006, the CSRC, pursuant to the M&A Rule, published on its official web site procedures specifying documents and materials required to be submitted to it by offshore companies seeking CSRC approval of their overseas listings.

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

On July 4, 2014, SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange for Overseas Investment and Financing and Reverse Investment by Domestic Residents via Special Purpose Vehicles, or Circular 37, which replaced the Notice on Issues Relating to the Administration of Foreign Exchange for the Financing and Reverse Investment by Domestic Residents via Offshore Special Purpose Vehicles issued by SAFE in October 2005, or Circular 75. Pursuant to Circular 37, any PRC residents, including both PRC institutions and individual residents, are required to register with the local SAFE branch before making any contribution to a company set up or controlled by the PRC residents outside of the PRC for the purpose of overseas investment or financing with their legally owned domestic or offshore assets or interests, referred to in this circular as a “special purpose vehicle.” Under Circular 37, the term “PRC institutions” refers to entities with legal person status or other economic organizations established within the territory of the PRC. The term “PRC individual residents” includes all PRC citizens (also including PRC citizens abroad) and foreigners who habitually reside in the PRC for economic benefits. A registered special purpose vehicle is required to amend its SAFE registration in the event of any change of basic information including PRC individual resident shareholder, name, term of operation, or PRC individual resident’s increase or decrease of capital, transfer or exchange of shares, merger, division or other material changes. In addition, if a non-listed special purpose vehicle grants any equity incentives to directors, supervisors or employees of domestic companies under its direct or indirect control, the relevant PRC individual residents could register with the local SAFE branch before exercising such options. The SAFE simultaneously issued a series of guidances to its local branches with respect to the implementation of Circular 37. Circular 37 modified certain defined terms under Circular 75 to clarify the SAFE registration scope. For example, Circular 37 broadened the definition of special purpose vehicle to offshore entities that were (i) established for the purpose of overseas investments by PRC residents (in addition to for the purpose of financing as defined under Circular 75) and (ii) established by PRC residents with their legally owned offshore assets or interests (in addition to domestic assets or interests as defined under Circular 75); and it also broadened the definition of reverse investment to include establishing new foreign invested entities or projects as a way of domestic direct investment by PRC residents, directly or indirectly, through a special purpose vehicle, which was excluded by Circular 75. Furthermore, Circular 37 modified certain SAFE registration procedures and requirements for special purpose vehicles and clarified the SAFE registration procedures for equity incentive awards granted by non-listed special purpose vehicles to directors, supervisors or employees of their controlled domestic companies.

We have advised our shareholders who are PRC residents, as defined in Circular 37, to register with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiary and affiliate. However, as SAFE registration is a personal obligation of each shareholder, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 37. Moreover, because of uncertainty over how Circular 37 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 37 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 37. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 37, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

Additionally in October of 2016, the Interim Measures for the Administration of the Establishment and Record Alteration of Foreign Investment Enterprises (“Interim Measures”) took effect and now mandates that WFOEs, among other types of PRC domiciled companies must register with MOFCOM and request MOFCOM’s approval for any change in ownership by foreign investors. Neither our U.S. parent company nor our operating subsidiary, Shenzhen Wonhe, are affected by the Interim Measures, but our subsidiary Shengshihe Consulting is subject to the Interim Measures as a WFOE. As such, any change in ownership of Shengshihe Consulting would require the approval of MOFCOM, and such approval cannot be guaranteed. Any failure to seek approval of any change in ownership of Shengshihe Consulting could create liability affecting our U.S. parent company, and the potential barrier in changing the ownership structure of the U.S. parent and its subsidiaries owned by Shengshihe Consulting could limit opportunities for restructuring. Shengshihe Consulting has already registered its current ownership with MOFCOM prior to the effective date of the Interim Measures, so under the U.S. Company’s current corporate structure, the Interim Measures will not affect our business. Shengshihe Consulting does not have any material operations, and we plan to retain the current ownership structure under Shengshihe Consulting’s existing registration with MOFCOM in order to avoid any risk.

Lack of bank deposit insurance in the PRC puts our cash balances at risk of loss, the loss of which could have a material adverse effect on our business.

We maintain bank accounts in China the balances of which are not insured and are not protected by U.S. FDIC insurance or other insurance. As of December 31, 2016 we held the equivalent of approximately $42,085,769 in US Dollars in bank accounts in China. If a Chinese bank holding our funds were to experience insolvency or closure, it may not permit us to withdraw our funds, which would result in a loss of such funds, which could have a material adverse effect on our business.

RISKS RELATED TO THE MARKET FOR OUR STOCK GENERALLY

There is only a very limited market for our Common Stock.

While our common stock is listing for quotation on the OTCQB, there is currently little trading in our common stock. We cannot provide any assurances as to when an active market will develop for our common stock.

Our common stock is subject to penny stock rules.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers which sell our common stock to persons other than established customers and “accredited investors” (generally, individuals with net worth’s in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouses)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and the ability of our stockholders to sell their shares of common stock.

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

We occupy our principal executive offices in Shenzhen, China at a current monthly rental of approximately $11,175. Our lease for the premises expires on May 31, 2017.

On May 5, 2016, the Company entered into an agreement to lease a laboratory office from an unrelated party with the fee to be determined based on usage. The lease has a two-year term, which expires on May 5, 2018. The lease fee for the laboratory for the period from inception (May 5, 2016) through December 31, 2016 was $281,489.

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

	Bid
Quarter Ending	High	Low
March 31, 2015	$3.07	$3.07
June 30, 2015	$3.07	$0.10
September 30, 2015	$1.50	$0.10
December 31, 2015	$0.40	$0.29

March 31, 2016	$0.25	$0.07
June 30, 2016	$0.17	$0.01
September 30, 2016	$0.18	$0.03
December 31, 2016	$0.13	$0.06

(b) Shareholders

On April 3, 2017 there were 6,255 holders of record of our common stock.

(c) Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2016.

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

(e) Sale of Unregistered Securities

Wonhe High-Tech International did not effect any unregistered sales of equity securities during the quarter ended December 31, 2016.

(f) Repurchase of Equity Securities

Wonhe High-Tech International, Inc. did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2016.

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

On September 15, 2015 Shengshihe Consulting exercised its option to purchase all of the registered equity of Shenzhen Wonhe. The purchase price paid for the equity was RMB10,000 (approximately $1,440). The equity was purchased from the Shenzhen Wonhe Shareholders, each of whom is a member of the Company’s Board of Directors. As a result of that purchase, since September 15, 2015 100% of the financial results of Shenzhen Wonhe have been consolidated as a subsidiary of Shengshihe Consulting.

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

On December 21, 2015, our 60% owned subsidiary, Australia Wonhe, was listed on the ASX, and completed a capital raise by selling 16,951,802 shares for $0.20 AUD for a total of AUD $3,390,360 (USD $2,436,449) and receiving net proceeds of approximately AUD $2,701,000 (USD $1,941,000). As a result, our beneficial interest in Australian Wonhe and, derivatively, in Shenzhen Wonhe was reduced to 53.3%.

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the years ended December 31, 2016 and 2015.

	Years Ended December 31,
	2016	2015
Sales	$49,201,963	$31,424,963
Gross profit	16,061,825	13,288,988
Operating income	13,394,978	4,110,114
Net income (loss) attributable to common stockholders	$5,283,834	$(2,116,783)

Sales.

Since October 2014, we have been marketing our second generation home media center, the HMC720. In the year ended December 31, 2016, our sales of HMC 720 remained stable at $25,295,059 compared to sales of HMC 720 of $25,068,803 in the year ended December 31, 2015.

In March 2015, we expanded our product offerings to include a line of “Wifi Routers.” Our initial product, the YLT-100S, is designed for home use. The unit’s selling price (including 3% VAT) is RMB 369 (US$53). In June 2015 we introduced a second Wifi Router, the YLT-300S, which is designed to be used in large commercial networks. The unit selling price of the YLT-300S (including 3% VAT) is RMB 1,400 (US$202). In October 2016, we introduced a third Wifi Router, the YLT-300J, which is designed to be used in larger residential locations. The unit selling price of the YLT-300J (including 3% VAT) is RMB 500 (US$72) As with our home media center, we do not manufacture the routers: all manufacturing of the Wifi Routers is outsourced. Sales of router YLT-100S was $2,730,573 and $1,998,490, respectively, for the years ended December 31, 2016 and 2015. Combined sales of router YLT-300S and YLT-300J was $21,176,332 and $4,357,670 for the years ended December 31, 2016 and 2015, respectively.

Gross Profit. Although our sales increased, quarter-to-quarter, by 56.6%, our gross profit increased by only 20.9%, from $13,288,988 in the year ended December 31, 2015 to $16,061,825 in the year ended December 31, 2016. This discrepancy occurred primarily because our cost of goods for routers is a significantly higher percentage of the sales price than our cost of goods for our home entertainment centers. As routers come to represent a larger portion of our overall business, our gross margins are likely to fall. The potential market for our routers is large, however. Thus, our diversification into the router market makes bottom-line sense, even if our gross margins become diminished.

Income from Operations. Our operating expenses for the year ended December 31, 2016 decreased to $2,666,847 from $9,178,874 for the year ended December 31, 2015. The primary reason for the decrease was the $7,534,000 in compensation to our chairman of the board and certain financial consultants that we recorded during 2015 as a result of the transfer of our subsidiary Kuayu to an entity in which those individuals owned 40% of the equity. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the year ended December 31, 2016 and 2015, our research and development expenses were $796,145 and $142,527, respectively. The significant increase in 2016 was primarily attributable to our development of the computer set-top-box (PC-STB) that we expect to introduce in 2017 as an upgrade to our HMC720.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. We incurred $578,701 and $642,207, respectively, in selling and marketing expenses during the years ended December 31, 2016 and 2015. For the years ended December 31, 2016 and 2015, we incurred advertising expenses of $451,714 and $341,840, respectively, which were the main selling and marketing expenses.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. We incurred $1,292,001 and $8,394,140, respectively, in general and administrative expenses during the years ended December 31, 2016 and 2015. As noted above, the $7,534,000 stock compensation expense incurred in the 3rd quarter of 2015 was the primary component of the G&A expenses of $8,394,140 for that year. But for that item, our G&A expenses would have increased by 50% year-to-year, comparable to the 57% year-to-year increase in our revenue.

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

After deducting these operating expenses, for the years ended December 31, 2016 and 2015 we realized income (loss) from operations of $13,394,978 and $4,110,114, respectively.

Other Income (Expense). The components of our non-operating income and expense during the years ended December 31, 2016 and 2015 were:

●	Our interest income was $453,674 and $172,305 for the years ended December 31, 2016 and 2015, respectively. Our interest income for 2016 includes $104,752 of interest accrued on the loan receivable from Guangdong Kesheng in addition to the interest income earned from bank deposits. We have no interest-bearing debt.

●	In November 2016 we terminated our participation in the joint venture with Guangdong Kesheng, and by mutual agreement converted our capital contribution to that venture into a loan of US$25,307,626 payable by Guangdong Kesheng to us with 4.75% annual interest. To reflect the present value of that loan, including the risk of nonpayment, we recorded an allowance for doubtful account of $2,047,267 as an other non-operating expense.

●	We recorded a loss of $5,338 and $61,287 on disposal of certain fixed assets during the years ended December 31, 2016 and 2015, respectively.

●	We made a donation of $8,015 during the year ended December 31, 2015.

Provision for Income Taxes. In 2013, our operating entity received preferential tax treatment from the PRC State Administration of Taxation. Shenzhen Wonhe was awarded a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by the local tax bureau that the income tax previously paid as of the date of notification of RMB 16,107,114 ($2,319,573) could be offset against our future income taxes after the tax exemption period.

The Company’s 100% Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% reduction in the Enterprise Income Tax. As a result, tax provisions, after the 50% deduction, of $1,795,044 and $1,489,251, respectively, were recorded for the years ended December 31, 2016 and 2015, which were offset against the prepaid income tax described above.

Net Income. We reported net income of $10,001,003 and $2,725,790, respectively, for the years ended December 31, 2016 and 2015. The VIE agreements, which were terminated on September 15, 2015, assigned to Shengshihe Consulting only 95% of the net profit generated from Shenzhen Wonhe before September 15, 2015. In addition, for all periods after August 5, 2015, our interest in Australian Wonhe has been reduced by a 40% non-controlling interest. For that reason, we reduced our net income for the years ended December 31, 2016 and 2015 by an allocation to the “non-controlling interests” of $4,717,169 and $4,842,574, respectively, before recognizing net income (loss) attributable to the common stockholders. After those allocations, our net income (loss) attributable to common stockholders for the years ended December 31, 2016 and 2015 was $5,283,834 ($0.08 per share) and $(2,116,783) ($(0.04) per share), respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the years ended December 31, 2016 and 2015, foreign currency translation adjustments of $(3,506,673) and $(3,318,614), respectively, have been reported as other comprehensive income (loss) in the consolidated statements of operations and other comprehensive income (loss). The reason for the significant increase in the translation adjustment was the devaluation of the RMB by approximately 3.5% in 2015, followed by a devaluation of approximately 6.5% in 2016.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, sales of common stock, and equity contributions by our shareholders. As a result, at December 31, 2016, our only debt consisted of $434,324 that we have borrowed from a stockholder, primarily in order to obtain U.S. and Australian Dollars to pay the expenses of our parent corporation and professional expenses in those countries. At December 31, 2016, our working capital totaled $47,433,614, a decrease of $7,533,952 since December 31, 2015. The primary reason for the decrease was that we contributed $25,307,626 to our joint venture with Guangdong Kesheng, which was then converted to a long-term loan receivable in that amount when we terminated our participation in the joint venture. The loan was recorded on our balance sheet as a non-current asset with a discounted present value of $23,349,800.

Our cash and cash equivalents of $42,085,769 primarily consist of cash on hand and demand deposits. Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $7,798,031 in accounts receivable. This represented approximately 42% of our sales for the recent quarter, and represented an increase of $4,152,124 from our accounts receivable balance at the end of 2015. All accounts receivable at December 31, 2016 have been subsequently collected.

The following table summarizes our cash flows for the periods indicated:

	Year ended December 31, 2016	Year ended December 31, 2015
Net cash provided by operating activities	$10,498,300	$11,395,670
Net cash (used in) investing activities	$(19,669,293)	$(7,991,191)
Net cash provided by financing activities	$1,030,152	$17,185,319

Operating activities

Our operations provided $10,498,300 in cash during the year ended December 31, 2016, which was only slightly greater than our net income before non-controlling interest of $10,001,003 in this period. Relative parity between net income and cash provided was achieved because the $4,613,282 increase in our accounts receivable was offset by an increase in accounts payable of $1,445,485, the fact that we were able to offset our income tax liability with prepaid income taxes of $1,103,590, as well as the fact that our net income had been reduced by a non-cash allowance for bad debt of $2,047,267.

Cash from operations for year ended December 31, 2015 was $11,395,670, despite net income of only $2,725,790, as net income was reduced by non-cash stock compensation expense of $7,534,080.

Since we purchase the HMC720 and our Wifi Routers from outsourced manufacturers, mostly on the basis of orders received from distributors, we generally carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. For example, during the year ended December 31, 2016 we used only $56,420 to improve or acquire property, plant and equipment.

In 2015, however, we initiated a wireless network pilot project, and used $1,877,447 primarily to purchase equipment related to that project and $6,091,847 to develop that project. In January 2016 we folded the project into a joint venture with Guangdong Kesheng Enterprise Co., Ltd., and contributed another $19,612,873 in cash resources pursuant to an investment agreement for the Wireless Network Coverage Project in Beijing Area with Guangdong Kesheng Enterprise Co., Ltd. On November 30, 2016, however, we terminated our participation in that project (other than as a vendor of routers) and changed the original investment into a loan with 4.75% annual interest. As a result, during the year ended December 31, 2016, we used $19,669,293 in cash on investing activities, having used $7,991,191 in cash on investing activities during 2015. As Guangdong Kesheng repays the $25.3 million loan over the next three years, our investing activities should be a net source of cash.

Financing activities

During the year ended December 31, 2016, we issued 15,000,000 common shares and raised funds totaling $1,214,320. In addition, our Australian subsidiary paid a dividend to its shareholders of $184,168.

During the year ended December 31, 2015, we issued 20,130,000 common shares and raised $15,196,298. We also raised $1,941,318 from the issue of common shares by our Australian subsidiary. In addition, we received a loan from our shareholder of $47,703.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the year ended December 31, 2016, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Wonhe High-Tech International, Inc.

We have audited the accompanying consolidated balance sheets of Wonhe High-Tech International, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Wonhe High-Tech International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wei, Wei & Co., LLP

Wei, Wei & Co., LLP

Flushing, NY

April 5, 2017

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	December 31, 2016	December 31, 2015

Current assets:
Cash	$42,085,769	$52,074,752
Accounts receivable	7,798,031	3,645,907
Inventory	1,785	-
Interest receivable	100,176	-
Prepaid expenses	14,998	-

Total current assets	50,000,759	55,720,659

Fixed assets	831,534	2,161,102
Less: accumulated depreciation	(401,535)	(416,521)

Fixed assets, net	429,999	1,744,581

Other assets:
Intangible assets, net	9,180	16,749
Investment in project	-	5,852,430
Loan receivable	23,349,800	-
Other assets	31,378	17,121
Prepaid income taxes	33,436	1,164,478

Total other assets	23,423,794	7,050,778

TOTAL ASSETS	$73,854,552	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	December 31, 2016	December 31, 2015

Current liabilities:
Accounts payable	$1,382,335	$-
Payroll payable	54,708	47,891
Taxes payable	281,637	176,997
Loan from stockholder	434,324	335,655
Accrued expenses and other payables	414,141	192,550

Total current liabilities	2,567,145	753,093

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 73,510,130 and 58,510,130 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	73,510	58,510
Additional paid-in capital	38,791,666	37,592,346
Retained earnings	12,469,735	7,610,229
Statutory reserve fund	2,119,892	1,695,564
Other comprehensive (loss)	(4,145,398)	(1,989,695)

Stockholders’ equity before noncontrolling interests	49,309,405	44,966,954
Noncontrolling interests	21,978,002	18,795,971

Total stockholders’ equity	71,287,407	63,762,925

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,854,552	$64,516,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(IN U.S. $)

	Year Ended December 31,
	2016	2015

Sales	$49,201,963	$31,424,963
Cost of sales	(33,140,138)	(18,135,975)

Gross profit	16,061,825	13,288,988

Operating expenses:
Research and development expenses	796,145	142,527
Selling and marketing expenses	578,701	642,207
General and administrative expenses	1,292,001	8,394,140

Total operating expenses	2,666,847	9,178,874

Income from operations	13,394,978	4,110,114

Other income (expense):
Interest income	453,674	172,305
Other non-operating income	-	1,924
Other non-operating (expenses)	(2,052,605)	(69,302)

Total non-operating (expenses) income	(1,598,931)	104,927

Income before provision for income taxes	11,796,047	4,215,041
Provision for income taxes	1,795,044	1,489,251

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015

(IN U.S. $)

	Year Ended December 31,
	2016	2015

Net income	10,001,003	2,725,790
Noncontrolling interests	4,717,169	4,842,574

Net income (loss) attributable to common stockholders	$5,283,834	$(2,116,783)

Earnings (loss) per common share, basic and diluted	$0.08	$(0.04)

Weighted average shares outstanding, basic and diluted	68,989,582	52,333,253

Comprehensive income:
Net income	$10,001,003	$2,725,790
Foreign currency translation adjustment	(3,506,673)	(3,318,614)

Comprehensive income (loss)	6,494,330	(592,824)

Comprehensive income attributable to noncontrolling interests	3,366,199	3,942,638

Comprehensive income (loss) attributable to common stockholders	$3,128,131	$(4,535,461)

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE YEAR ended DECEMBER 31, 2016 and 2015 (IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income	Total

Balance, December 31, 2014	$38,380	$17,011,131	$18,332,743	$2,033,776	$1,481,776	$787,787	$39,685,593
Sale of common stock in private placement	20,130	15,176,168	-	-	-	-	15,196,298
Acquisition of VIE noncontrolling interest	-	373,210	957,945	106,262	(1,481,776)	42,819	(1,540)
Subsidiary stock issued for compensation	-	7,534,080	-	-	-	-	7,534,080
Reclassification for issuance of subsidiary stock for compensation	-	(3,029,520)	(7,716,275)	(856,015)	11,945,813	(344,003)	-
Increase and reclassification in equity attributable to the sale of subsidiary stock	-	527,277	(1,292,476)	(143,383)	2,907,520	(57,620)	1,941,318
Net income	-	-	(2,116,784)	-	4,842,574	-	2,725,790
Appropriation of statutory reserves	-	-	(554,924)	554,924	-	-	-
Other comprehensive (loss)	-	-	-	-	(899,936)	(2,418,678)	(3,318,614)

Balance, December 31, 2015	58,510	37,592,346	7,610,229	1,695,564	18,795,971	(1,989,695)	63,762,925
Net income			5,283,834		4,717,169		10,001,003
Sale of common stock	15,000	1,199,320					1,214,320
Dividend declared					(184,168)		(184,168)
Appropriation of statutory reserves			(424,328)	424,328			-
Other comprehensive (loss)					(1,350,970)	(2,155,703)	(3,506,673)

Balance, December 31, 2016	$73,510	$38,791,666	$12,469,735	$2,119,892	$21,978,002	$(4,145,398)	$71,287,407

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015 (IN U.S. $)

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$10,001,003	$2,725,790
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	207,922	207,546
Loss on disposal of fixed assets	4,105	61,287
Allowance for doubtful account	2,047,267	-
Stock compensation	-	7,534,080
Change in operating assets and liabilities:
(Increase) in accounts receivable	(4,613,282)	(378,097)
(Increase) in inventory	(1,867)	-
(Increase) in prepaid expenses	(15,198)	-
(Increase) in interest receivable	(104,752)	-
Decrease in prepaid income taxes	1,103,590	1,176,822
(Increase) in other assets	(14,257)	-
Increase in accounts payable	1,445,485	-
Increase in payroll payable	10,382	25,204
Increase in taxes payable	99,947	4,749
Increase in accrued expenses and other payable	327,955	38,289

Net cash provided by operating activities	10,498,300	11,395,670

Cash flows from Investing activities:
Purchase of property, plant and equipment	(56,420)	(1,877,447)
Loan to third party	(19,612,873)	-
Purchase of intangible assets	-	(21,647)
Investment in project	-	(6,091,847)
Proceeds from sale of subsidiary’s stock	-	1,290
Acquisition of VIE	-	(1,540)

Net cash (used in) investing activities	(19,669,293)	(7,991,191)

Cash flows from financing activities:
Net proceeds from sale of subsidiary’s stock	-	1,941,318
Dividend paid	(184,168)	-
Proceeds from stockholder loan	-	47,703
Proceeds from sale of common stock	1,214,320	15,196,298

Net cash provided by financial activities	1,030,152	17,185,319

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2016 and 2015 (IN U.S. $)

	Year Ended December 31,
	2016	2015

Effect of exchange rate changes on cash	(1,848,142)	(2,962,146)

Net change in cash	(9,988,983)	17,627,652
Cash, beginning	52,074,752	34,447,100

Cash, ending	$42,085,769	$52,074,752

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$691,454	$388,412

Cash paid for interest	$-	$-

Noncash financing activities:

Loan to third party	$6,748,441	$-

Payment of accrued expenses by stockholder	$115,000	$108,003

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

On December 21, 2015, the Company’s 60% owned subsidiary, Australia Wonhe was listed on the ASX and sold 16,951,802 of its ordinary shares for net proceeds of $1,941,318, leaving the Company with a 53.3% beneficial interest in Australian Wonhe and its subsidiaries.

The Company’s current organization structure is as follows:

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. It specializes in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture). Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). The Company started to sell its new product HMC 720 in the last quarter of 2014. In addition, the Company started to sell another new product, a Wi-Fi-Router with model number YLT-100S, during the first quarter of 2015, model number YLT-300S during the second quarter of 2015, and model number YLT-300J during the fourth quarter of 2016. YLT-100S and YLT-300J are used by individuals, and YLT-300S is used in shopping malls. Shenzhen Wonhe is located in City of Shenzhen, Guangdong Province in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) which apply to annual financial statements. The consolidated financial statements as of and for the years ended December 31, 2016 and 2015 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31,
	2016	2015

Balance sheet items, except for stockholders’ equity, as of year end	0.1440	0.1540

Amounts included in the statements of operations and the comprehensive income (loss), changes in stockholders’ equity and cash flows	0.1506	0.1603

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	December 31,
	2016	2015

Balance sheet items, except for stockholders’ equity, as of year end	0.7202	0.7288

Amounts included in the statements of operations and the comprehensive income (loss), changes in stockholders’ equity and cash flows	0.7438	0.7188

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the years ended December 31, 2016 and 2015, foreign currency translation adjustments of $(3,596,114) and $(3,318,614), respectively, have been reported as other comprehensive loss. Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US and Australian dollars at that rate or any other rate.

The value of the RMB against the US and Australian dollar may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting. During year 2016, the PRC devalued its currency by approximately 6.5%.

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

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales). As applied to the relationship between the Company, its manufacturers, and its customers, the following are the criteria that support reporting gross revenue:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.
●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.
●	Shenzhen Wonhe establishes its own pricing for its products.
●	Shenzhen Wonhe has discretion in supplier selection.
●	Shenzhen Wonhe designed the Home Media Center Model 720 (the “HMC720”) and the three Wifi Routers and is responsible for all of their specifications.
●	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.
●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

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

During the last quarter of 2014, the Company started to sell the HMC720, which was developed by the Company and outsourced to others to produce. During the first quarter of 2015, the Company commenced selling the Wifi-Router YLT-100S. During the second quarter of 2015, the Company commenced selling the YLT-300S. During the fourth quarter of 2016, the Company commenced selling the YLT-300J. These routers were developed by the Company and outsourced to others to produce.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2016 and 2015, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various receivables and payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $451,714 and $341,840 for the years ended December 31, 2016 and 2015, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $796,145 and $142,527 for the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. Receivables outstanding longer than the payment terms are considered past due. The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments, when due. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of December 31, 2016 and 2015, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the years ended December 31, 2016 and 2015, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital. The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of December 31, 2016, $424,328 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes” (“ASC 740”), which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of December 31, 2016 and 2015, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the years ended December 31, 2016 and 2015.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

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

PRC

Shenzhen Wonhe and Shengshihe Consulting are subject to an Enterprise Income Tax at 25% and each file their own tax returns. Consolidated tax returns are not permitted in China. On July 23, 2012, the National Tax Bureau, Shenzhen Nanshan Branch declared that Shenzhen Wonhe is qualified for the preferential tax treatment afforded by the PRC to enterprises engaged in the development of software or integrated circuits. As a result, starting from its first profitable year, Shenzhen Wonhe had a two-year exemption from the Enterprise Income Tax and has a 50% exemption for the next three years commencing January 1, 2014. The tax regulations required that the enterprise pay income tax until its eligibility for the exemption is determined - i.e. until the local tax bureau determines that the enterprise has recorded its first profitable year. Payments were made of approximately $2,600,000 (RMB 16,107,000) based upon 2012 income while the local tax bureau reviewed the Company’s financial results. The National Tax Bureau determined that the Company had realized a profit in 2012. Since the Company was declared exempt from tax with respect to 2012, the payments that were made will be applied to future income taxes due. The payments have been reflected as prepaid income taxes on the balance sheet as of December 31, 2016 and 2015. For the year ended December 31, 2015, the Company offset the income tax provision of $1,485,898, paid income tax of $ 388,412, leaving a balance of prepaid income taxes of $ 1,164,478. For the year ended December 31, 2016, the Company offset the income tax provision of $1,131,042, and paid income tax of $ 691,454.

Noncontrolling Interests

The noncontrolling interest in Wonhe Multimedia not attributable, directly or indirectly to the Company, is measured at its carrying value in the stockholders’ equity section of the consolidated balance sheets.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income (loss) per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of operations and other comprehensive income. There were no dilutive shares outstanding during the years ended December 31, 2016 and 2015.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

3.	Recently Issued Accounting Standards (continued)

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

In March 2016, the FASB issued ASU No. 2016-06, Contingent Put and Call Options in Debt Instruments, Derivatives and Hedging (Topic 815). ASU 2016-06 clarifies that determining whether the economic characteristics of a put or call are clearly and closely related to its debt host requires only an assessment of the four-step decision sequence outlined in FASB ASC paragraph 815-15-25-24. Additionally, entities are not required to separately assess whether the contingency itself is clearly and closely related. The standard is effective for public business entities in interim and annual periods in fiscal years beginning after December 15, 2016. Early adoption is permitted in any interim period for which the entity’s financial statements have not been issued, but would be retroactively applied to the beginning of the year that includes the interim period. The standard requires a modified retrospective transition approach, with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. For instruments that are eligible for the fair value option, an entity has a one-time option to irrevocably elect to measure the debt instrument affected by the standard in its entirety at fair value with changes in fair value recognized in earnings. The Company does not expect the application of this guidance to have a material impact on the Company’s consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

4.	fixed assets

Fixed assets at December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015

Office equipment	$212,828	$211,897
Motor vehicles	618,706	661,703
Production equipment	-	1,287,502

	831,534	2,161,102
Less: accumulated depreciation	(401,535)	(416,521)

Fixed assets, net	$429,999	$1,744,581

Depreciation expense charged to operations for the years ended December 31, 2016 and 2015 was $201,146 and $194,789, respectively.

5.	INTANGIBLE assets

Intangible assets at December 31, 2016 and 2015 are summarized as follows:

	December 31,
	2016	2015

Software	$49,649	$45,432
Less: accumulated amortization	(40,469)	(28,683)

Intangible assets, net	$9,180	$16,749

Amortization expense charged to operations for the years ended December 31, 2016 and 2015 was $6,776 and $12,757 respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

6	commitments

In May 2015, the Company entered into a lease agreement with an unrelated party at a monthly rent of $11,175 for one year, expiring in May 2016. In May 2016, the Company renewed this lease at the same monthly rent to May 2017. Rent expense for the year ended December 31, 2016 and 2015 was $147,707 and $135,657, respectively.

On May 5 2016, the Company entered into an agreement to lease a laboratory office from an unrelated party with the fee to be determined based on usage. The lease has a two-year term, which expires on May 5, 2018. The lease fee of the laboratory for the year ended December 31, 2016 was $315,887.

Employment Agreements

Shenzhen Wonhe, our operating subsidiary, entered into employment agreements with our officers Nanfang Tong and Qing Tong on November 1, 2016:

●	Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 13,000 (approximately US $1,872) and expires on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

●	Qing Tong’s employment agreement as chairman of Board of Directors provides for a monthly salary of RMB 15,000 (approximately US $2,160) and expires on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

At December 31, 2016, the future commitments under these agreements was approximately $137,082.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

6.	commitments (continued)

Strategic Cooperation Agreement

In April 2015, Shenzhen Wonhe entered into a strategic cooperation agreement with Shenzhen Yunlutong Technology Co., Ltd (the “YLT”), which is owned by one of the Company’s directors, who owns 4.87% of the Company’s common stock. The agreement expires in 3 years. Under the agreement, as amended and restated, YLT and Shenzhen Wonhe agreed to engage in mutual cooperation aimed at the sale of routers by Shenzhen Wonhe to YLT. The Company produced approximately $18,211,683 in sales with YLT for the year ended December 31, 2016.

In addition, Shenzhen Wonhe obtained the exclusive right to acquire YLT if its gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. The price of the acquisition shall be established by an independent appraiser. YLT agreed not to sell any equity or issue any debt during the 3 years, and any change in ownership of YLT must be approved by Shenzhen Wonhe.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $434,324 and $335,655 at December 31, 2016 and 2015, respectively.

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

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

8.	sale of Common stock (continued)

Of the 20,130,000 shares sold, 4,600,000 (22.7%) were sold to two directors and one officer /director of the Company. On the date of sale, the Company’s common stock was quoted on the OTCQB at $3.07 per share. Since over 75% of the shares in this offering were sold to unrelated parties at $0.77 per share, and since no shares of the Company’s common stock were traded on the OTCQB from January 1, 2015 to April 22, 2015, the Company believes that the price of $.77 per share was more representative of the fair value than $3.07. As a result, management recorded no compensation related to the share sold to the officer director of the Company.

On April 19, 2016 the Company sold a total of 15,000,000 shares of common stock to two investors in a private offering. Qing Tong, a member of the Company’s board of directors, purchased 3,000,000 shares. The remaining 12,000,000 shares were purchased by an unaffiliated entity. The purchase price for the shares was 0.52 Renminbi (approx. $.08) per share, or a total of 7,800,000 Renminbi (approx. $1,200,000), which exceeded the market price on that date.

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

On September 30, 2016, the Board of Directors of Wonhe Multimedia Commerce Ltd., in which Wonhe High-Tech indirectly owns a 53.3% interest, declared a cash dividend of AUD $0.004857 per share, for a total dividend of AUD$637,190 (approximately USD$486,000). The dividend payment was made to the shareholders of Wonhe Multimedia Commerce Ltd. subsequent to the third quarter.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

10.	Income taxes (continued)

The provision for (benefit from) income taxes consists of the following for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Current	$1,795,044	$1,489,251
Deferred	-	-

Total	$1,795,044	$1,489,251

The following is a reconciliation of the statutory rate with the effective income tax rate for the year ended December 31, 2016 and 2015.

	Year Ended December 31,	Year Ended December 31,
	2016	2015

Tax at PRC statutory rate	25.0%	25.0%
VIE tax holiday	(13.0)	(12.5)
Effect of unusable parent tax loss	-	22.6
Other	0.9	0.2

Effective tax rate	12.9%	35.3%

The following presents the aggregate dollar and per share effects of the Company’s subsidiaries’ tax holidays:

	Years Ended December 31,
	2016	2015

Aggregate dollar effect of tax holiday	$1,795,044	$1,448,924
Per share effect, basic and diluted	0.03	0.03

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

10.	Income taxes (continued)

The Company did not file its U.S. federal income tax returns, including, without limitation, information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal years ended December 31, 2016, 2015, 2014 and 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

Because the Company did not generate any income in the United States or otherwise have any U.S. taxable income, the Company does not believe that it has any U.S. federal income tax liabilities with respect to any transactions that the Company or any of its subsidiaries may have engaged in through December 31, 2016. However, there can be no assurance that the IRS will agree with this position, and therefore the Company ultimately could be liable for U.S. federal income taxes, interest and penalties. The tax years ended December 31, 2016, 2015, 2014 and 2013 remain open to examination by the IRS.

All of the Company’s operations are conducted in the PRC. At December 31, 2016, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $21.3 million and the Company held approximately $27.7 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

11.	CONTINGENCIES

As disclosed in Note 10, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

The Company did not file the information reports for the years ended December 31, 2016, 2015, 2014, and 2013, concerning its interest in foreign bank accounts on form TDF 90-22.1, “Report of Foreign Bank and Financial Accounts” (“FBAR”). Not complying with the FBAR reporting and recordkeeping requirements will subject the Company to civil penalties up to $10,000 for each of its foreign bank accounts. The Company has not determined the amount of any penalties that may be assessed at this time and believes that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

12.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks. The Company’s bank account in Australia is protected by Australian government up to AUD 250,000.

Major customers

One customer accounted for approximately 37% of total sales for the year ended December 31, 2016. Three customer accounted for approximately 36% of total sales for the year ended December 31, 2015. Two customers accounted for approximately 61% of accounts receivable as of December 31, 2016, the largest being 34%. Four customers accounted for approximately 94% of accounts receivable as of December, 2015, the largest being 34%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

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

Total contributions to employee welfare programs for the year ended December 31, 2016 and 2015 were as follow:

	Year Ended December 31,
	2016	2015

Total contributions	$43,805	$29,981

14.	LOAN RECEIVABLE

On January 12, 2016 the Registrant’s operating subsidiary, Shenzhen Wonhe Technology Co., Ltd. (“Shenzhen Wonhe”), entered into an agreement titled “Cooperative Agreement on Wireless Network Coverage Project in Beijing Area” with Guangdong Kesheng Enterprise Co., Ltd. (“Guangdong Kesheng”). The agreement contemplated that the two parties would work together to develop a wireless network in certain designated areas of Beijing. The commercial purpose of the network was to serve as a vehicle for advertising and marketing, with the income to be shared between Shenzhen Wonhe and Guangdong Kesheng. Shenzhen Wonhe committed in the agreement to make a capital contribution of RMB 382,990,000 (USD $55.63 million) to the project. Shenzhen Wonhe also committed to develop the data systems that will be used by the network. Guangdong Kesheng committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network’s operations.

On November 30, 2016 Shenzhen Wonhe and Guangdong Kesheng signed an amendment to the January agreement, titled “Cooperative Agreement on Wireless Network Coverage Project in Beijing Area”, which terminates the participation of Shenzhen Wonhe in the construction and operation of the wireless network, and also terminates the commitment of Shenzhen Wonhe to develop the data systems used by the network. Shenzhen Wonhe has no further obligation to contribute capital to the project, and will receive no distribution of income from the project. Shenzhen Wonhe will, however, supply 36,300 routers for the project prior to the end of 2017, and Guangdong Kesheng will pay Shenzhen Wonhe RMB 1,800 ($261) for each router.

As of November 30, 2016 Shenzhen Wonhe had contributed to the wireless network project cash, equipment, engineering, and a pilot project in the Tongzhou District of Beijing. The total contribution of RMB 175,755,641 (USD$25.31 million) will be repaid to Shenzhen Wonhe in three equal annual installments, and Shenzhen Wonhe will get the first repayment on December 31, 2017; the unpaid portion of that obligation will accrue interest at 4.75% per annum. The related receivable is recorded at its present value after applying a discount rate of 20% to reflect the market risk of depending on Guangdong Kesheng’s continuing operations and the related risk that Guangdong Kesheng will fail to make required payments when due.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

15.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company’s US parent only balance sheets as of December 31, 2016, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2016 and 2015 are as follows:

Condensed Balance Sheets

	December 31,
	2016	2015
ASSETS
Cash-restricted	$14,428,459	$14,332,241
Other receivable from subsidiaries	11,116,320	9,912,000
Investment in subsidiaries	24,198,950	21,093,752

TOTAL ASSETS	$49,743,729	$45,337,994

LIABILITIES AND stockholders’ EQUITY

Current liabilities:

Loan from stockholder	$434,324	$366,040
Accrued liabilities	-	5,000

Total current liabilities	434,324	371,040

Stockholders’ equity:

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 73,510,130 and 58,510,130 shares issued and outstanding at December 31, 2016 and 2015, respectively	73,510	58,510
Additional paid-in capital	38,791,666	37,592,346
Retained earnings	10,444,229	7,316,098

Total stockholders’ equity	49,309,405	44,966,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,743,729	$45,337,994

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

15.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (continued)

Condensed Statements of Income

	Year Ended December 31,
	2015	2015

Revenues:
Share of earnings from investment in subsidiaries	$5,393,835	$5,521,942

Operating expenses:
Stock compensation	-	7,534,080
General and administrative	110,000	104,645

Net income	$5,283,835	$(2,116,783)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$5,283,835	$(2,116,783)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(5,283,835)	(5,521,942)
Stock compensation	-	7,534,080
(Decrease) increase in accrued liabilities	-	(32,509)

Net cash (used by) operating activities	-	(137,154)

Cash flows from financing activities:
Proceeds from sale of common stock	-	15,196,298
Proceeds from stockholders	-	137,154

Net cash (used by) financing activities	-	15,333,452

Effect of exchange rate changes on cash:	96,218	(864,057)

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2016 AND 2015

(IN U.S. $)

15.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (continued)

Condensed Statements of Cash Flows (continued)

	Year Ended December 31,
	2016	2015

Net increase in cash	96,218	14,332,241
Cash, beginning of year	14,332,241	-

Cash, end of year	$14,428,459	$14,332,241

Noncash financing activities:
Payment of accrued liabilities by shareholder	$115,000	$108,003

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

Restricted Net Assets

Under PRC laws and regulations, the Company’s PRC subsidiaries are restricted in their ability to transfer certain of their net assets to the parent company in the form of dividend payments, loans or advances. The restricted net assets of the Company’s PRC subsidiaries amounted to $49,309,405 and $44,966,954 as of December 31, 2016 and 2015, respectively.

In addition, the Company’s operations and revenues are conducted and generated in the PRC; all of the Company’s revenues being earned and currency received are denominated in RMB. RMB is subject to the foreign exchange control regulations in China, and, as a result, the Company may be unable to distribute dividends outside of China due to PRC’s foreign exchange control regulations that restrict the Company’s ability to convert RMB into US Dollars.

Schedule I of Article 5-04 of Regulation S-X requires the condensed financial information of the parent company to be filed when the restricted net assets of consolidated subsidiaries exceed 25 percent of consolidated net assets as of the end of the most recently completed fiscal year. For purposes of this test, restricted net assets of consolidated subsidiaries shall mean that amount of the registrant’s proportionate share of net assets of its consolidated subsidiaries (after intercompany eliminations) which as of the end of the most recent fiscal year may not be transferred to the parent company in the form of loans, advances or cash dividends without the consent of a third party. The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X as the restricted net assets of the Company’s PRC subsidiaries exceed 25% of the consolidated net assets of the Company.

16.	Subsequent event

On March 31, 2017, the Board of Australia Wonhe announced that the Company will pay an AUD $0.005882 (approximately USD $0.0042) per share unfranked final dividend.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of December 31, 2016. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of December 31, 2016.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. We have assessed the effectiveness of those internal controls as of December 31, 2016, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework (1992) as a basis for our assessment.

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

Bcause of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of December 31, 2016.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

Name	Age	Positions with the Company
Qing Tong	49	Chairman of the Board of Directors
Nanfang Tong	44	Director, Chief Executive Officer
Jingwu Li	41	Director, Chief Financial Officer
Youliang Wang	50	Director
Chahua Yuan	35	Secretary

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

Mr. Youliang Wang. Mr. Wang provides the Registrant with the benefit of 25 years of business experience. Mr. Wang is currently the General Manager and Chief Executive Officer of Heilongjiang Zhongxian Information Co., Ltd., and has held those positions since 2010. From 2008 to 2010, Mr. Wang was employed as Vice President of the Jiangsu branch of Guofa Venture Investment Co., Ltd. From 2006 to 2008, Mr. Wang was employed as Chief Marketing Officer of Yunnan Nanyao Jiaoxiong Pharmaceutical Co., Ltd. From 1997 to 2006, Mr. Wang was employed as President of Tonghua Hongyuan Trading Co., Ltd., a company that he founded. Previously, Mr. Wang spent six years as a staff member in the Tonghua branch of China Construction Bank. Mr. Wang graduated from Jilin University with a bachelor’s degree in economics.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2016, except that Qing Tong failed to file a Form 4 to report his purchase of shares from the Company in April 2016, and Youliang Wang failed to file a Form 3.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Shenzhen Wonhe to Nanfang Tong, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended December 31, 2016, 2015 and 2014. There were no executive officers whose total salary and bonus for the fiscal year ended December 31, 2016 exceeded $100,000.

	Fiscal Year	Salary*	Bonus	Stock Awards	Option Awards	Other Compensation
Nanfang Tong	2016	$29,747	--	--	--	--
	2015	$19,196	--	--	--	--
	2014	$16,916	--	--	--	--

* Includes basic salary, performance bonus, expense allowance, insurance and year-end bonus

Employment Agreements

Wonhe High-Tech International, Inc. does not have any employment agreements with any of its directors or executive officers. Shenzhen Wonhe, our operating affiliate, has employment agreements with our officers Nanfang Tong and Qing Tong:

●	Nanfang Tong’s employment agreement provides that he will serve as General Manager of Shenzhen Wonhe for a monthly salary of RMB 13,000 (approximately $1,872). The agreement terminates on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Mr. Tong’s performance.

●	Qing Tong’s employment agreement provides that he will serve as Chairman of Shenzhen Wonhe for a monthly salary of RMB 15,000 (approximately $2,160). The agreement terminates on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the board of directors of the Company, based on a review of Ms. Yuan’s performance.

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

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended December 31, 2016 and those options held by him on December 31, 2016.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($/share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
Nanfang Tong	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officer named in the table above during the year ended December 31, 2016 and held by him unvested at December 31, 2016.

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

There are 73,510,130 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percentage of Class
Nanfang Tong	2,173,844	2.6%
Qing Tong	3,573,844	4.9%
Jingwu Li	573,844	0.8%
All officers and directors as a group (5 persons)	10,471,888	14.2%
Shanghai Qianhai Asian Culture Center Asian Currency Digital Currency Asset Management Co.(3)	12,000,000	16.3%

(1)	The address of the directors named in the table is c/o Wonhe High-Tech International, Inc..
(2)	Except as otherwise noted, all shares are owned of record and beneficially.
(3)	The address for Shanghai Qianhai Asian Culture Center Asian Currency Digital Currency Asset Management Co. is Room 201, Building A, First Qianwan Road, Qianhai Cooperation Zone, Shenzhen, P.R. China.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

There have been no transactions since the beginning of the 2016 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”), except as follows:

Stock Purchase On April 19, 2016 the Company sold a total of 15,000,000 shares of common stock to two investors in a private offering. Qing Tong, a member of the Company’s Board of Directors, purchased 3,000,000 shares. The remaining 12,000,000 shares were purchased by an unaffiliated entity. The purchase price for the shares was 0.52 Renminbi (approx. $.08) per share, or a total of 7,800,000 Renminbi (approx. $1,172,403), which exceeded the market price for the common stock at the time of the sale.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE MKT.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Wei, Wei & Co., LLP billed $90,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2016. Wei, Wei & Co., LLP billed $90,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended December 31, 2015.

Audit-Related Fees

Wei, Wei & Co., LLP billed $10,000 to the Company during fiscal 2016 for assurance and related services that are reasonably related to the performance of the fiscal 2016 audit or review of the quarterly financial statements. Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2015 for assurance and related services that are reasonably related to the performance of the fiscal 2015 audit or review of the quarterly financial statements.

Tax Fees

Wei, Wei & Co., LLP billed $10,000 to the Company during fiscal 2016 for professional services rendered for tax compliance, tax advice and tax planning. Wei, Wei & Co., LLP billed $0 to the Company during fiscal 2015 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2016 for services not described above. Wei, Wei & Co., LLP billed $0 to the Company in fiscal 2015 for services not described above.

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors. No such services have been performed by Wei, Wei & Co., LLP.

Subcontracted Services

The hours expended on Wei, Wei & Co., LLP’s engagement to audit the Company’s financial statements for the year ended December 31, 2016 that were attributed to work performed by persons other than full-time permanent employees of Wei, Wei & Co., LLP was not greater than 50% of the total hours expended.

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

3-a		Certificate of Incorporation, as amended through May 12, 2008 - filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on May 12, 2008, and incorporated herein by reference.

3-a(1)		Certificate of Amendment of Certificate of Incorporation dated April 20, 2012 - filed as an exhibit to the Company’s Current Report on Form 8-K on May 8, 2012 and incorporated herein by reference.

3-b		Amended and Restated Bylaws - Filed as an exhibit to the Company’s Current Report on Form 8-K on July 7, 2011 and incorporated herein by reference.

10-a		Cooperative Agreement on Wireless Network Coverage Project in Beijing Area dated January 2016 between Guangdong Kesheng Enterprise Co., Ltd. and Shenzhen Wonhe Technology Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on January 20, 2016 and incorporated herein by reference.

10-b		Cooperative Agreement on Wireless Network Coverage Project in Beijing Area dated November 30, 2016 between Guangdong Kesheng Enterprise Co., Ltd. and Shenzhen Wonhe Technology Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on December 5, 2016 and incorporated herein by reference.

10-c		Labor Contract dated October 31, 2016 between Shenzhen Wonhe Technology Co., Ltd. and Nanfang Tong.

10-d		Labor Contract dated October 31, 2016 between Shenzhen Wonhe Technology Co., Ltd. and Qing Tong.

21.	Subsidiaries –	World Win International Holding Ltd. (BVI), a British Virgin Islands company
Wonhe Multimedia Commerce Ltd., an Australian company
Kuayu International Holdings Group Limited (Hong Kong), a Hong Kong company

Shengshihe Management Consulting (Shenzhen) Co., Ltd, a Chinese company
Shenzhen Wonhe Technology Co., Ltd., a Chinese company

31.1		Rule 13a-14(a) Certification – CEO

31.2		Rule 13a-14(a) Certification - CFO

32		Rule 13a-14(b) Certifications

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema Document

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF *	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB *	XBRL Taxonomy Extension Label Linkbase Document XBRL

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: April 5, 2017	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nanfang Tong	April 5, 2017
Nanfang Tong
Director, Chief Executive Officer

/s/ Jingwu Li	April 5, 2017
Jingwu Li
Chief Financial and Accounting Officer

/s/ Qing Tong	April 5, 2017
Qing Tong, Director

/s/ Youliang Wang	April 5, 2017
Youliang Wang, Director

*      *      *      *      *

