Form 10-Q
period 2017-03-31
Wonhe High-Tech International, Inc.
filed 2017-05-15
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

May 15, 2017

Common Voting Stock: 73,510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED MARCH 31, 2017

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	March 31, 2017	December 31, 2016
	(Unaudited)

Current assets:
Cash	$45,308,902	$42,085,769
Accounts receivable	6,317,837	7,798,031
Inventory	1,964	1,785
Interest receivable	403,823	100,176
Prepaid expenses	9,182	14,998

Total current assets	52,041,708	50,000,759

Fixed assets	844,346	831,534
Less: accumulated depreciation	(430,901)	(401,535)

Fixed assets, net	413,445	429,999

Other assets:
Intangible assets, net	7,618	9,180
Loan receivable	23,531,539	23,349,800
Other assets	27,910	31,378
Deferred tax assets	113,900	126,535

Total other assets	23,680,967	23,516,893

TOTAL ASSETS	$76,136,120	$73,947,651

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	March 31, 2017	December 31, 2016
	(Unaudited)

Current liabilities:
Accounts payable	$27	$1,382,335
Payroll payable	56,134	54,708
Taxes payable	360,914	374,736
Loan from stockholder	728,549	434,324
Dividend payable	319,177	-
Accrued expenses and other payables	282,403	414,141

Total current liabilities	1,747,204	2,660,244

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 73,510,130 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	73,510	73,510
Additional paid-in capital	38,791,666	38,791,666
Retained earnings	14,179,492	12,469,735
Statutory reserve fund	2,119,892	2,119,892
Other comprehensive (loss) income	(4,007,691)	(4,145,398)

Stockholders’ equity before noncontrolling interests	51,156,869	49,309,405
Noncontrolling interests	23,232,047	21,978,002

Total stockholders’ equity	74,388,916	71,287,407

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,136,120	$73,947,651

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(IN U.S. $) (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Sales	$15,619,240	$10,420,141
Cost of sales	(10,610,508)	(6,866,062)

Gross profit	5,008,732	3,554,079

Operating expenses:
Research and development expenses	639,540	47,109
Selling and marketing expenses	160,761	154,724
General and administrative expenses	240,792	367,312

Total operating expenses	1,041,093	569,145

Income from operations	3,967,639	2,984,934

Other income (expense):
Interest income	361,189	89,354
Other non-operating income (expenses)	241	(2,734)

Total non-operating income	361,430	86,620

Income before provision for income taxes	4,329,069	3,071,554
Provision for income taxes	1,099,367	397,305

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(IN U.S. $) (UNAUDITED)

	Three Months Ended March 31,
	2017	2016

Net income	3,229,702	2,674,249
Noncontrolling interests	(1,519,945)	(1,260,549)

Net income attributable to common stockholders	$1,709,757	$1,413,700

Earnings per common share, basic and diluted	$0.02	$0.02

Weighted average shares outstanding, basic and diluted	73,510,130	58,510,130

Comprehensive income:
Net income	$3,229,702	$2,674,249
Foreign currency translation adjustment	190,984	437,197

Comprehensive income	3,420,686	3,111,446

Comprehensive income attributable to noncontrolling interests	1,573,222	1,391,419

Comprehensive income attributable to common stockholders	$1,847,464	$1,720,027

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE Three months ended March 31, 2017 (UNAUDITED, IN U.S. $)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income (loss)	Total

Balance, December 31, 2016	$73,510	$38,791,666	$12,469,735	$2,119,892	$21,978,002	$(4,145,398)	$71,287,407
Net income	-	-	1,709,757	-	1,519,945	-	3,229,702
Dividend declared	-	-	-	-	(319,177)	-	(319,177)
Other comprehensive income	-	-	-	-	53,277	137,707	190,984

Balance, March 31, 2017	$73,510	$38,791,666	$14,179,492	$2,119,892	$23,232,047	$(4,007,691)	$74,388,916

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income	$3,229,702	$2,674,249
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,882	100,912
Loss on disposal of fixed assets	-	2,734
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,545,338	(814,609)
(Increase) in inventory	(179)	-
Decrease in other assets	3,468	-
Decrease in prepaid expenses	5,771	-
Decrease in prepaid income taxes	-	395,160
Decrease in deferred tax assets	13,623	-
(Increase) in interest receivable	(302,959)	-
Increase (decrease) in payroll payable	1,000	(868)
(Decrease) increase in taxes payable	(36,826)	8,545
(Decrease) in accounts payable	(1,393,517)	-
Increase (decrease) in accrued expenses and other payable	369,483	(9,588)

Net cash provided by operating activities	3,462,786	2,356,535

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,342)	(40,682)
Purchase of intangible assets	-	(7,613)
Investment in project	-	(3,795,468)

Net cash (used in) investing activities	(6,342)	(3,843,763)

Effect of exchange rate changes on cash	(233,311)	360,994

Net change in cash	3,223,133	(1,126,234)
Cash, beginning	42,085,769	52,074,752

Cash, ending	$45,308,902	$50,948,518

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED, IN U.S. $)

	Three Months Ended March 31,
	2017	2016

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$1,053,707	$-

Cash paid for interest	$-	$-

Noncash financing activities:

Dividend declared, not paid	$319,177	$-
Payment of accrued expenses by stockholder	$369,483	$25,000

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The Company also consolidated the financial position and results of operations of Shenzhen Wonhe Technology Co., Ltd., or “Shenzhen Wonhe,” a company incorporated under the laws of the PRC. Until September 15, 2015 Shenzhen Wonhe was effectively and substantially controlled by Shengshihe Consulting through a series of captive agreements, and was considered a variable interest entity (“VIE”) of Shengshihe Consulting, the effect of which was to cause the balance sheet and operating results of Shenzhen Wonhe to be consolidated with those of Shengshihe Management in the Company’s financial statements. On September 15, 2015, Shengshihe Consulting exercised its option to purchase all of the registered equity of Shenzhen Wonhe. As a result of the acquisition by Shengshihe Consulting of the registered ownership of Shenzhen Wonhe, the balance sheet and operating results of Shenzhen Wonhe are consolidated with those of Shengshihe Consulting as its 100% owned subsidiary.

In July 2015, World Win, the Company’s wholly-owned subsidiary, organized Wonhe Multimedia Commerce Ltd. (“Australian Wonhe”) under Australian law. 60% of the capital stock of Australian Wonhe was issued to World Win, 25% was issued to Wonhe International (Hong Kong), which is wholly owned and controlled by Qing Tong, who is Chairman of the Board of Wonhe High-Tech and the remaining 15% was issued to three non-affiliated financial consultants. On August 5, 2015, World Win sold all of the outstanding capital stock of Kuayu to Australian Wonhe. In exchange for Kuayu, Australian Wonhe paid World Win $10,000 Hong Kong Dollars (US $1,290). Kuayu is the sole owner of Shengshihe Consulting, which in turn owns Shenzhen Wonhe, the Company’s operating company. The effect of the sale of Kuayu, therefore, reduced the interest of the Company in its operating company by 40%.

On December 21, 2015, the Company’s 60% owned subsidiary, Australia Wonhe was listed on the ASX and sold 16,951,802 of its ordinary shares for net proceeds of $1,941,318.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

The Company’s current organization structure is as follows:

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. Since its formation, Shenzhen Wonhe has been involved in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture). Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD). Since 2015, the Company has also marketed Wi-Fi-Routers. Currently Shenzhen Wonhe offers three such routers: YLT-100S and YLT-300J for use by individuals, and YLT-300S for use primarily in shopping malls. Shenzhen Wonhe is located in the Shenzhen, Guangdong Province in the PRC.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements as of and for the three months ended March 31, 2017 and 2016 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

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

Foreign Currency Translation

Almost all of the Company’s assets are located in the PRC. The functional currency for the majority of the operations is the Renminbi (“RMB”). For Kuayu, the functional currency for the majority of its operations is the Hong Kong Dollar (“HKD”). For Australian Wonhe, the functional currency is the Australian dollar (“AUD”). The Company uses the US Dollar for financial reporting purposes. The consolidated financial statements of the Company have been translated into US dollars in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification “ASC” section 830, “Foreign Currency Matters.”

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of period’s end	0.1451	0.1440

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1452	0.1529

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of period’s end	0.7645	0.7202

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.7576	0.7219

For the three months ended March 31, 2017 and 2016, foreign currency translation adjustments of $190,984 and $437,197, respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

Although PRC government regulations now allow convertibility of the RMB for current account transactions, significant restrictions still remain. Hence, such translations should not be construed as representations that the RMB could be converted into US and Australian dollars at that rate or any other rate.

The value of the RMB against the US and Australian dollar may fluctuate and is affected by, among other things, changes in the PRC’s political and economic conditions. Any significant revaluation of the RMB may materially affect the Company’s financial condition in terms of US dollar reporting.

Revenue and Cost Recognition

The Company receives revenues from the sale of electronic products. The Company’s revenue recognition policies are in compliance with SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605). Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist, and collectability is reasonably assured. Finished goods are delivered from outsourced manufacturers to the Company. Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are picked up by the customer at the Company’s location or delivered to the designated locations by Company employees and accepted by the customer and the previously discussed requirements are met. The customer’s acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2017 and December 31, 2016, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various receivables and payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $108,869 and $112,950 for the three months ended March 31, 2017 and 2016, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $639,540 and $47,109 for the three months ended March 31, 2017 and 2016, respectively.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts. Receivables outstanding longer than the payment terms are considered past due. The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments when due. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance. In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of March 31, 2017 and December 31, 2016, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the three months ended March 31, 2017 and 2016, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital. The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital. As of March 31, 2017, $2,119,892 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of March 31, 2017 and December 31, 2016, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three months ended March 31, 2017 and 2016.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

Net Income Per Share

The Company computes net income per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”). Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of operations and other comprehensive income. There were no dilutive shares outstanding during the three months period ended March 31, 2017 and 2016.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

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

4.	fixed assets

Fixed assets at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017	December 31, 2016
	(Unaudited)

Office equipment	$220,824	$212,828
Motor vehicles	623,522	618,706

	844,346	831,534
Less: accumulated depreciation	(430,901)	(401,535)

Fixed assets, net	$413,445	$429,999

Depreciation expense charged to operations for the three months ended March 31, 2017 and 2016 was $26,249 and $91,579, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

5.	INTANGIBLE assets

Intangible assets at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2016	December 31, 2015
	(Unaudited)

Software	$50,035	$49,649
Less: accumulated amortization	(42,417)	(40,469)

Intangible assets, net	$7,618	$9,180

Amortization expense charged to operations for the years ended March 31, 2017 and 2016 was $1,633 and $9,333 respectively.

6.	commitments

In May 2015, the Company entered into a lease agreement with an unrelated party at a monthly rent of $11,175 for one year, expiring in May 2016. In May 2016, the Company renewed this lease at the same monthly rent to May 2017. In January 2017, the Company signed an early termination agreement to cease the agreement without penalty and entered into another lease agreement with an unrelated party at a monthly rent of $7,220 for one year, expiring in February 2018. Rent expense for the three months ended March 31, 2017 and 2016 was $38,176 and $34,038, respectively.

On May 5 2016, the Company entered into an agreement to lease a laboratory office from an unrelated party with the fee to be determined based on usage. The lease has a two-year term, which expires on May 5, 2018. The lease fee of the laboratory for the three months ended March 31, 2017 was $134,892.

Employment Agreements

Shenzhen Wonhe, our operating subsidiary, entered into employment agreements with our officers Nanfang Tong and Qing Tong on November 1, 2016:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 13,000 (approximately US $1,886) and expires on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement as chairman of Board of Directors provides for a monthly salary of RMB 15,000 (approximately US $2,177) and expires on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

6.	commitments (continued)

Employment Agreements (continued)

At March 31, 2017, the future commitments under these agreements was approximately $ 134,100.

Other than the salary and social benefits required by the government, which are defined in the employment agreements, we currently do not provide benefits to the officers. Other than government severance payments, our executive officers are not entitled to severance payments upon the termination of their employment agreements or following a change in control.

PRC employment law requires that an employee be paid severance pay based on the number of years worked with the employer at the rate of one month’s wage for each full year worked. Any period of more than six months but less than one year shall be counted as one year. The severance pay payable to an employee for any period of less than six months shall be one-half of his monthly wages. The monthly salary mentioned above is defined as the average salary of 12 months before revocation or termination of the employment contract.

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

In April 2015, Shenzhen Wonhe entered into a strategi cooperation agreement with Shenzhen Yunlutong Technology Co., Ltd ( “YLT”), which is owned by one of the Company’s directors, who owns 4.87% of the Company’s common stock. The agreement expires in 3 years. Under the agreement, as amended and restated, YLT and Shenzhen Wonhe agreed to engage in mutual cooperation aimed at the sale of routers by Shenzhen Wonhe to YLT. The Company produced approximately $8,800,500 in sales with YLT for the three months period ended March 31, 2017.

In addition, Shenzhen Wonhe obtained the exclusive right to acquire YLT if its gross annual revenues reach RMB 150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. The price of the acquisition shall be established by an independent appraiser. YLT agreed not to sell any equity or issue any debt during the 3 years, and any change of ownership of YLT must be approved by Shenzhen Wonhe.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $728,549 and $434,324 at March 31, 2017 and December 31, 2016, respectively.

The loans principally represent professional and legal fees incurred in the U.S. paid by the stockholder and operating expenses for Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from stockholder.

Nanfang Tong, the Company’s Chief Executive Officer and Qing Tong, the Chairman of the Board, are brothers.

8.	sale of Common stock

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

On March 1, 2017, the Board of Directors of Wonhe Multimedia Commerce Ltd., in which Wonhe High-Tech indirectly owns a 53.3% interest, declared a cash dividend of AUD $0.005882 per share, for a total dividend of AUD $894,000 (approximately USD $683,463). The dividend payment will be made to the shareholders of Wonhe Multimedia Commerce Ltd. on May 31, 2017.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

10.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consists of the following for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Current	$1,085,744	$397,305
Deferred	13,623	-

Total	$1,099,367	$397,305

The following is a reconciliation of the statutory rate with the effective income tax rate for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	25.0%	25.0%
VIE tax holiday	-	(12.5)
Other	0.4	0.4

Effective tax rate	25.4%	12.9%

The following presents the aggregate dollar and per share effects of the Company’s subsidiaries’ tax holidays:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Aggregate dollar effect of tax holiday	$-	$1,448,924
Per share effect, basic and diluted	-	0.03

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

10.	INCOME TAXES (continued)

During the quarter ended March 31, 2017, the Company filed its U.S. federal income tax returns, including information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal years ended December 31, 2015, 2014, and 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

All of the Company’s operations are conducted in the PRC. At March 31, 2017, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $25.9 million and the Company held approximately $30.2 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

11.	CONTINGENCIES

As disclosed in Note 10, the Company was delinquent in filing certain tax returns with the U.S. Internal Revenue Service and the 2015, 2014 and 2013 tax years are open and subject to examination by the tax authorities. The Company is unable to determine the amount of penalties, if any, that may be assessed at this time. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

12.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all of the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks. The Company’s bank account in Australia is protected by Australian government up to AUD 250,000.

Major customers

One customer accounted for approximately 34% of total sales for the three months ended March 31, 2017 and approximately 37% of total sales for the year ended December 31, 2016. Two customers accounted for approximately 57% of accounts receivable as of March 31, 2017. Six customers accounted for approximately 97% of accounts receivable as of December 31, 2016, the largest being 34%.

Shenzhen Wonhe is required to make contributions to PRC multi-employer welfare programs by government regulations sometimes identified as the Mainland China Contribution Plan. Specifically, the following regulations require that the Company pay a percentage of employee salaries into the specified plans:

13.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS

Regulation	Plan	% of Salary

Shenzhen Special Economic Zone Social Retirement Insurance Regulations	Pension	13%
Shenzhen Work-Related Injury Insurance Regulations	Workers Comp.	0.4%
Guangdong Unemployment Insurance Regulations	Unemployment	2%
Housing Provident Fund Management Regulations	Housing	5%
Shenzhen Social Medical Insurance Measures	Medical	6.5% or 0.6%*
Guangdong Employees Maternity Insurance	Maternity	0.5% or 0.2%*

*	Depending on their position in the Company, employees receive either hospitalization, medical and maternity insurance or comprehensive medical and maternity insurance, which is a lower premium.

Total contributions to employee welfare programs for the three months ended March 31, 2017 and 2016 were as follow:

	Three Months Ended March 31,
	2017	2016

Total contributions	$162,018	$11,723

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

14.	LOAN RECEIVABLE

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

As of November 30, 2016 Shenzhen Wonhe had contributed to the wireless network project cash, equipment, engineering, and a pilot project in the Tongzhou District of Beijing. The total contribution of RMB 175,755,641 (USD$25.53 million) will be repaid to Shenzhen Wonhe in three equal annual installments, and Shenzhen Wonhe will get the first repayment on December 31, 2017; the unpaid portion of that obligation will accrue interest at 4.75% per annum.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

15.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

The condensed financial information of the Company’s US parent only balance sheets as of December 31, 2016, and the US parent company only statements of operations, and cash flows for the years ended December 31, 2016 and 2015 are as follows:

Condensed Balance Sheets

	Year Ended December 31,
ASSETS	2016	2015

Cash-restricted	$14,428,459	$14,332,241
Other receivable from subsidiaries	11,116,320	9,912,000
Investment in subsidiaries	24,198,950	21,093,753

TOTAL ASSETS	$49,743,729	$45,337,994

LIABILITIES AND stockholders’ EQUITY	December 31, 2016	December 31, 2015

Current liabilities:

Loan from stockholder	$434,324	$366,040
Accrued liabilities	-	5,000

Total current liabilities	454,324	371,040

Stockholders’ equity:

Preferred stock: $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 73,510,130 and 58,510,130 shares issued and outstanding at December 31, 2016 and 2015, respectively	73,510	58,510
Additional paid-in capital	38,791,666	37,592,346
Retained earnings	10,444,229	7,316,098

Total stockholders’ equity	49,309,405	44,966,954

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,743,729	$45,337,994

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

15.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (continued)

Condensed Statements of Income

	Year Ended December 31,
	2016	2015

Revenues:
Share of earnings from investment in subsidiaries	$5,393,835	$5,521,942

Operating expenses:
Stock compensation	-	7,534,080
General and administrative	110,000	104,645

Net income	$5,283,835	$(2,116,783)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income	$5,283,835	$(2,116,783)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(5,283,835)	(5,521,942)
Stock compensation		7,534,080
(Decrease) increase in accrued liabilities	-	(32,509)

Net cash (used by) operating activities	-	(137,154)

Cash flows from financing activities:
Proceeds from sale of common stock	-	15,196,298
Proceeds from stockholders	-	137,154

Net cash (used by) financing activities	-	15,333,452

Effect of exchange rate changes on cash:	96,218	(864,057)

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, IN U.S. $)

15.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (continued)

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

On April 21, 2017 the Company filed with the Nevada Secretary of State a Certificate of Designation designating a series of 100,000 shares of Series A Convertible Preferred Stock. The rights and limitations of a holder of shares of Series A Convertible Preferred Stock (the “Preferred Shares”) are as follows:

a.	The holder may convert each Preferred Share into 200 shares of the Company’s common stock, but must convert all Preferred Shares at one time (including all Preferred Shares held by affiliates of the holder).

b.	The holder of Preferred Shares will have voting rights on an “as-converted” basis.

c.	The holder of Preferred Shares will receive dividends, if any are declared, on an “as converted” basis.

d.	If the Company is liquidated, the holder of Preferred Shares will receive a preferred liquidation distribution of $0.001 per Preferred Share, then will participate in the liquidation on an “as converted” basis.

e.	When there are sufficient shares of common stock authorized to permit conversion of all outstanding Preferred Shares, the Company may redeem the Preferred Shares for a payment of $0.001 per Preferred Share by giving 30 days prior notice of redemption, during which period the holder of Preferred Shares may convert the Preferred Shares into common stock.

On April 24, 2017 the Company sold a total of 100,000 shares of Series A Preferred Stock to Beijing Yi Yu Culture Media Co., Ltd., an unaffiliated entity. The purchase price for the shares was US$20.00 per share, or a total of US$2,000,000.

On March 1, 2017, the Board of Directors of Wonhe Multimedia Commerce Ltd., in which Wonhe High-Tech indirectly owns a 53.3% interest, declared a cash dividend of AUD $0.005882 per share, for a total dividend of AUD $894,000 (approximately USD $683,463). On April 28, 2017, the company recorded the dividend. The dividend payment will be made to the shareholders of Wonhe Multimedia Commerce Ltd. on May 31, 2017. (See Note 9).

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

Shenzhen Wonhe is a Chinese entity established on November 16, 2010, with registered capital of $7,495,000. It is engaged in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Since December 2011, Shenzhen Wonhe has marketed a series of home media centers: it introduced its current product, HMC720, in the fourth quarter of 2014. Moreover, since 2015, Shenzhen Wonhe has been engaged in developing and marketing Wi-Fi Routers for both home and commercial use. Current products still under research and development include a Smart Media Box (SMB), Home Smart Server (HSS), Mini PC (MPC), All in One PC (AIO-PC), Business PAD (B-PAD), and Portable PAD (P-PAD).

Results of Operations

The following table sets forth in U.S. dollars, key components of our results of operations during the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Sales	$15,619,240	$10,420,141
Gross profit	5,008,732	3,554,079
Operating income	3,967,639	2,984,934
Net income attributable to common stockholders	$1,709,757	$1,413,700

Sales.

Since October 2014, we have been marketing our second generation home media center, the HMC720. In the three months ended March 31, 2017, our sales of HMC 720 totalled $6,820,735compared to sales of HMC 720 of $6,059,272 in the three months ended March 31, 2016.

In March 2015, we expanded our product offerings to include a line of “Wifi Routers.” Our initial product, the YLT-100S, is designed for home use. The unit’s selling price (including 3% VAT) is RMB 369 (US$53). In June 2015 we introduced a second Wifi Router, the YLT-300S, which is designed to be used in large commercial networks. The unit selling price of the YLT-300S (including 3% VAT) is RMB 1,400 (US$203). In October 2016, we introduced a third Wifi Router, the YLT-300J, which is designed to be used in larger residential locations. The unit selling price of the YLT-300J (including 3% VAT) is RMB 500 (US$73) As with our home media center, we do not manufacture the routers: all manufacturing of the Wifi Routers is outsourced. Sales of our routers totaled $8,803,025 and $4,360,869 in the first quarter of 2017 and of 2016, respectively.

Gross Profit. Although our sales increased, quarter-to-quarter, by 49.9%, our gross profit increased by only 40.9%, from $3,554,079 in the three months ended March 31, 2016 to $5,008,732 in the three months ended March 31, 2017. This discrepancy occurred primarily because our cost of goods for routers is a significantly higher percentage of the sales price than our cost of goods for our home entertainment centers. As routers come to represent a larger portion of our overall business, our gross margins are likely to fall. The potential market for our routers is large, however. Thus, our diversification into the router market makes bottom-line sense, even if our gross margins become diminished.

Income from Operations. Our operating expenses for the first quarter of 2017 increased by 83% to $1,041,093 from $569,145 for the first quarter of 2016, due to a significant increase in research and development expense. The components of our operating expenses were:

·	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three months ended March 31, 2017 and 2016, our research and development expenses were $639,540 and $47,109, respectively. The significant increase in the first quarter of 2017 was primarily attributable to our development of the computer set-top-box (PC-STB) that we expect to introduce later in 2017 as an upgrade to our HMC720.

·	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. We incurred $160,761 and $154,724, respectively, in selling and marketing expenses during the three months ended March 31, 2017 and 2016. During those same periods, we incurred advertising expenses of $108,869 and $112,950, respectively, which were the main selling and marketing expenses.

·	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. We incurred $240,792 and $367,312, respectively, in general and administrative expenses during the three months ended March 31, 2017 and 2016. G&A expenses were greater in 2016 primarily as a result of depreciation expense related to the now-terminated joint venture with Guangdong Kesheng. On March 31, 2016, we had net depreciable assets valued at $1,701,764 on our balance sheet, compared to $413,445 at March 31, 2017.

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

After deducting these operating expenses, for the three months ended March 31, 2017 and 2016 we realized income from operations of $3,967,639 and $2,984,934, respectively.

Other Income (Expense). The only material non-operating income or expense that we realized during the three months ended March 31, 2017 and 2016 was interest income of $361,189 and $89,354, respectively. Our interest income during 2017 was primarily comprised of interest accrued on the loan receivable from Guangdong Kesheng, supplemented by interest on our bank deposits. We have no interest-bearing debt obligations.

Provision for Income Taxes. In 2013, our operating entity received preferential tax treatment from the PRC State Administration of Taxation. Shenzhen Wonhe was awarded a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by the local tax bureau that the income tax previously paid as of the date of notification of RMB 16,107,114 ($2,337,142) could be offset against our future income taxes after the tax exemption period.

The Company’s 100% Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% reduction in the Enterprise Income Tax. As a result, a tax provision, after the 50% deduction, of only $397,305 was recorded for the three months ended March 31, 2016, which was offset against the prepaid income tax. For the three months ended March 31, 2017, however, we were taxed at the full 25% rate applicable to corporations in the PRC, and had no offsetting prepaid, as that asset was exhausted during 2016.

Net Income. We reported net income of $3,229,702 and $2,674,249, respectively, for the three month ended March 31, 2017 and 2016. However, we have only a 53.3% beneficial interest in Shenzhen Wonhe, our operating entity. For that reason, we reduced our net income for the three months ended March 31, 2017 and 2016 by an allocation to the “non-controlling interests” of $1,519,945 and $1,260,549, respectively, before recognizing net income attributable to the common stockholders of $1,709,757 and $1,413,700 for the three months ended March 31, 2017 and 2016 respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three months ended March 31, 2017 and 2016, foreign currency translation adjustments of $190,984 and $437,197, respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, sales of common stock, and equity contributions by our shareholders. As a result, at March 31, 2017, our only debt consisted of $728,549 that we have borrowed from a stockholder, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation. At March 31, 2017, our working capital totaled $50,613,681, an increase of $3,273,166 since December 31, 2016. The increase was approximately equal to our net income for the quarter, as our investment in long-term assets was negligible during the three months ended March 31, 2017.

Our cash and cash equivalents of $45,308,902 primarily consist of cash on hand and demand deposits. Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $6,317,837 in accounts receivable. This represented approximately 40% of our sales for the recent quarter, and represented a decrease of $1,480,194 from our accounts receivable balance at the end of 2016. No account receivable at March 31, 2017 was more than 90 days old.

The following table summarizes our cash flows for the periods indicated:

	Three months ended March 31, 2017	Three months ended March 31, 2016

Net cash provided by operating activities	$3,462,786	$2,356,535
Net cash (used in) investing activities	$(6,342)	$(3,843,763)
Net cash provided by financing activities	-	-

Operating activities

Our operations provided $3,462,786 in cash during the three months ended March 31, 2017, which was only slightly greater than our net income before non-controlling interest of $3,229,702 in this period. Relative parity between net income and cash provided was achieved because the $1,545,338 decrease in our accounts receivable was offset by a decrease in accounts payable of $1,393,517.

Cash from operations for three months ended March 31, 2016 was $2,356,535. Cash provided in this period was somewhat less than net income due primarily to a $814,609 increase in accounts receivable.

Since we purchase the HMC720 and our Wifi Routers from outsourced manufacturers, mostly on the basis of orders received from distributors, we generally carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. For example, during the three months ended March 31, 2017 we used only $6,342 to improve or acquire property, plant and equipment.

In 2015, however, we initiated a wireless network pilot project, and folded the project into a joint venture with Guangdong Kesheng Enterprise Co., Ltd. in January 2016. During the three months ended March 31, 2016, therefore, we contributed $3,795,468 in cash resources pursuant to our investment agreement for the Wireless Network Coverage Project in Beijing Area with Guangdong Kesheng. On November 30, 2016, however, we terminated our participation in that project (other than as a vendor of routers) and changed the original investment into a loan with 4.75% annual interest. As a result, we do not expect to use significant amounts of cash in investing activities in the near future.

Financing activities

We engaged in no financing activities in either the three months ended March 31, 2017 or the three months ended March 31, 2016.

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

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three months ended March 31, 2017, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of March 31, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of March 31, 2017.

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

There have been no material changes from the risk factors included in the Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2	Unregistered Sale of Securities and Use of Proceeds

(a) Unregistered sales of equity securities
The Company did not effect any sales of unregistered securities during the first quarter of fiscal 2017.

(c) Purchases of equity securities
The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal 2017.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: May 15, 2017	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

