Form 10-Q
period 2017-06-30
Wonhe High-Tech International, Inc.
filed 2017-08-21
CIK 1434388

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

August 21, 2017

Common Voting Stock: 73,510,130

WONHE HIGH-TECH INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE FISCAL QUARTER ENDED JUNE 30, 2017

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

ASSETS	June 30, 2017	December 31, 2016
	(Unaudited)

Current assets:
Cash	$48,323,591	$42,085,769
Accounts receivable	6,177,758	7,798,031
Inventory	2,081	1,785
Interest receivable	718,490	100,176
Prepaid expenses	13,804	14,998
Loan receivable	5,477,210	5,345,650

Total current assets	60,712,934	55,346,409

Fixed assets	858,444	831,534
Less: accumulated depreciation	(465,019)	(401,535)

Fixed assets, net	393,425	429,999

Other assets:
Intangible assets, net	6,086	9,180
Loan receivable-non-current	14,459,833	14,112,517
Other assets	28,555	31,378
Deferred tax assets	100,697	126,535

Total other assets	14,595,171	14,279,610

TOTAL ASSETS	$75,701,530	$70,056,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN U.S. $)

LIABILITIES AND stockholders’ EQUITY	June 30, 2017	December 31, 2016
	(Unaudited)

Current liabilities:
Accounts payable	$2,958	$1,382,335
Payroll payable	57,579	54,708
Taxes payable	533,082	374,736
Loan from stockholder	395,786	434,324
Accrued expenses and other payables	292,298	414,141

Total current liabilities	1,281,703	2,660,244

Commitments and Contingencies

Stockholders’ equity:
Preferred stock: $0.001 par value; 10,000,000 shares authorized; 100,000 and none shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	100	-
Common stock: $0.001 par value; 90,000,000 shares authorized; 73,510,130 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	73,510	73,510
Additional paid-in capital	40,791,566	38,791,666
Stock subscription receivable	(2,000,000)	-
Retained earnings	12,238,035	8,578,102
Statutory reserve fund	2,119,892	2,119,892
Other comprehensive (loss)	(4,110,019)	(4,145,398)

Stockholders’ equity before noncontrolling interests	49,113,084	45,417,772
Noncontrolling interests	25,306,743	21,978,002

Total stockholders’ equity	74,419,827	67,395,774

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,701,530	$70,056,018

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$16,225,687	$11,215,593	$31,844,927	$21,635,734
Cost of sales	(10,608,723)	(7,500,281)	(21,219,232)	(14,366,343)

Gross profit	5,616,964	3,715,312	10,625,695	7,269,391

Operating expenses:
Research and development expenses	653,033	106,409	1,292,573	153,518
Selling and marketing	167,715	146,988	328,476	301,712
General and administrative	272,255	306,086	513,047	673,398

Total operating expenses	1,093,003	559,483	2,134,096	1,128,628

Income from operations	4,523,961	3,155,829	8,491,599	6,140,763

Non-operating income (loss):
Interest income	386,506	83,474	747,695	172,828
Other non-operating income (expenses)	612	(1,447)	854	(4,181)

Total non-operating income	387,118	82,027	748,549	168,647

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS) (CONTINUED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN U.S. $) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Income before provision for income taxes	4,911,079	3,237,856	9,240,148	6,309,410
Provision for income taxes	1,249,623	417,690	2,348,990	814,995

Net income	3,661,456	2,820,166	6,891,158	5,494,415
Noncontrolling interests	(1,711,280)	(1,328,692)	(3,231,225)	(2,589,242)

Net income attributable to common stockholders	$1,950,176	$1,491,474	$3,659,933	$2,905,173

Earnings per common share, basic and diluted	$0.03	$0.02	$0.05	$0.05

Weighted average shares outstanding, basic and diluted	73,510,130	70,378,262	73,510,130	64,444,196

Comprehensive income (loss):
Net income	$3,661,456	$2,820,166	$6,891,158	$5,494,415
Foreign currency translation adjustment	261,088	(2,043,425)	452,072	(1,606,228)

Comprehensive income (loss)	3,922,544	776,741	7,343,230	3,888,187
Comprehensive income (loss) attributable to noncontrolling interests	2,074,694	714,801	3,647,918	2,106,219

Net comprehensive income (loss) attributable to common stockholders	$1,847,850	$61,941	$3,695,312	$1,781,968

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF changes in Stockholders’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED, IN U.S. $)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Statutory Reserve Fund	Noncontrolling Interests	Other Comprehensive Income (loss)	Total

Balance, December 31, 2016	$-	$73,510	$38,791,666	$8,578,102	$2,119,892	$21,978,002	$(4,145,398)	$67,395,774
Sale of preferred stock	100	-	1,999,900	-	-	-	-	2,000,000
Stock subscription receivable	-	-	(2,000,000)	-	-	-	-	(2,000,000)
Net income	-	-	-	3,659,933	-	3,231,225	-	6,891,158
Dividend declared	-	-	-	-	-	(319,177)	-	(319,177)
Other comprehensive income	-	-	-	-	-	416,693	35,379	452,072

Balance, June 30, 2017	$100	$73,510	$38,791,566	$12,238,035	$2,119,892	$25,306,743	$(4,110,019)	$74,419,827

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED, IN U.S. $)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$6,891,158	$5,494,415
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,115	157,810
Loss on disposal of fixed assets	-	4,170
Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	1,778,157	(1,065,430)
(Increase) in inventory	(296)	(76,878)
Decrease in other assets	2,823	-
Decrease (increase) in prepaid expenses	598	(5,314)
Decrease in prepaid income taxes	-	828,319
Decrease in deferred tax assets	28,542	-
(Increase) in interest receivable	(607,120)	-
Increase in payroll payable	1,504	19,153
(Decrease) increase in taxes payable	147,009	75,258
(Decrease) in accounts payable	(1,396,282)	-
Increase in accrued expenses and other payable	255,974	6,459

Net cash provided by operating activities	7,158,182	5,437,962

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,354)	(57,320)
Purchase of intangible assets	-	(7,618)
Investment in project	-	(11,136,879)

Net cash (used in) investing activities	(6,354)	(11,201,817)

Cash flows from financing activities:
Repayment of shareholder loan	(364,286)
Proceeds from sales of common stock	-	1,204,320
Dividend paid	(319,177)	-

Net cash provided by financial activities	(683,463)	1,204,320

Effect of exchange rate changes on cash	(230,543)	(1,233,196)

Net change in cash	6,237,822	(5,792,731)
Cash, beginning	42,085,769	52,074,752

Cash, ending	$48,323,591	$46,282,021

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED, IN U.S. $)

	Six Months Ended June 30,
	2017	2016

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$4,067,069	$1,053,707

Cash paid for interest	$-	$-

Noncash financing activities:

Subscription receivable from sale of preferred stock	$2,000,000	$-

Payment of accrued expenses by stockholder	$380,040	$369,483

See accompanying notes to the consolidated financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

8

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

On December 21, 2015, the Company’s 60% owned subsidiary, Australia Wonhe was listed on the ASX and sold 16,951,802 of its ordinary shares for net proceeds of $1,941,318.

The Company’s current organization structure is as follows:

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

1.	ORGANIZATION AND BUSINESS (continued)

Shenzhen Wonhe is a Chinese entity established on November 16, 2010 with registered capital of $7,495,000. Since its formation, Shenzhen Wonhe has been involved in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture).  Current products still under research and development include an Advertising Machine, an Andrews Smartphone, a Family Micro-Terminal Server, a Small Computer, an ARM Personal Table Computer, a Triple Play Integrated Application Platform, and an ARM version of our Smart Media Box. Since 2015, the Company has also marketed Wi-Fi-Routers. Currently Shenzhen Wonhe offers four such routers: YLT-100S, YLT-300J and AV-500 for use by individuals, and YLT-300S for use primarily in shopping malls. Shenzhen Wonhe is located in the Shenzhen, Guangdong Province in the PRC.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Presentation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting. The consolidated financial statements as of and for the three and six months ended June 30, 2017 and 2016 include Wonhe High-Tech, World Win, Wonhe Multimedia, Kuayu, Shengshihe Consulting and Shenzhen Wonhe. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited interim consolidated financial statements of the Company as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2017.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

The exchange rates used to translate amounts in RMB into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of period’s end	0.1475	0.1440

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.1457	0.1531	0.1454	0.1530

The exchange rates used to translate amounts in AUD into US dollars for the purposes of preparing the consolidated financial statements are as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Balance sheet items, except for stockholders’ equity, as of period’s end	0.7686	0.7202

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Amounts included in the statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the periods presented	0.7506	0.7456	0.7541	0.7337

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation (continued)

For the three and six months ended June 30, 2017 and 2016, foreign currency translation adjustments of $261,088 and $(2,043,425) respectively, $452,072 and $(1,606,228), respectively, have been reported as other comprehensive income (loss). Other comprehensive income (loss) of the Company consists solely of foreign currency translation adjustments. Pursuant to FASB ASC 740-30-25-17, “Exceptions to Comprehensive Recognition of Deferred Income Taxes,” the Company does not recognize deferred U.S. taxes related to the undistributed earnings of its foreign subsidiaries and, accordingly, recognizes no income tax expense or benefit from foreign currency translation adjustments.

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

Revenue and Cost Recognition

The Company receives revenues from the sale of electronic products. The Company’s revenue recognition policies are following SEC Staff Accounting Bulletin (“SAB”) 104 (codified in FASB ASC Topic 605).  Sales revenue is recognized when the products are delivered and when customer acceptance occurs, the price is fixed or determinable, no other significant obligations of the Company exist, and collectability is reasonably assured. Finished goods are delivered from outsourced manufacturers to the Company.  Revenue is recognized when the title to the products has been passed to the customer, which is the date the products are picked up by the customer at the Company’s location or delivered to the designated locations by Company employees and accepted by the customer and the previously discussed requirements are met. The customer’s acceptance occurs upon inspection at the time of pickup or delivery by signing an acceptance form.

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

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

FASB ASC 605-45-45 sets forth eight criteria that support reporting recognition of gross revenue (i.e. principal sales) and three that support reporting net revenue (i.e. agent sales).  As applied to the relationship between the Company, its manufacturers, and its customers, the following are the criteria that support reporting gross revenue:

●	Shenzhen Wonhe is the primary obligor in each sale, as it is responsible for fulfillment of customer orders, including the acceptability of the products purchased by the customer.

●	Shenzhen Wonhe has general inventory risk, as it takes title to a product before that product is ordered by or delivered to a customer.

●	Shenzhen Wonhe establishes its own pricing for its products.

●	Shenzhen Wonhe has discretion in supplier selection.

●	Shenzhen Wonhe designed the Home Media Center Model 720 (the “HMC720”) and the four Wifi Routers and is responsible for all of its specifications.

●	Shenzhen Wonhe has physical inventory loss risk until the product is delivered to the customer.

●	Shenzhen Wonhe has full credit risk for amounts billed to its customers.

The only criteria supporting recognition of gross revenue that is not satisfied by the relationship between the Company and its manufacturers is: the entity changes the product or performs part of the service.  Moreover, none of the three criteria supporting recognition of net revenue is present in the Company’s sales transactions.  For this reason, the Company records gross revenue with respect to sales by Shenzhen Wonhe.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2017, and December 31, 2016, loan receivable was reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and payables, approximate their fair values due to the short-term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

Advertising Costs

Advertising costs are paid to an advertising agency for market analysis and strategic planning and are charged to operations when incurred. Advertising costs were $109,301 and $114,803, respectively, $218,169 and $229,461, respectively, for the three and six months ended June 30, 2017 and 2016.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Research and development costs are charged to operations when incurred. Development costs of computer software to be sold, leased, or otherwise marketed are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers. In most instances, the Company’s products are released soon after technological feasibility has been established. Therefore, costs incurred subsequent to achievement of technological feasibility are usually not significant, and generally most software development costs have been expensed as incurred. Research and development costs were $653,033 and $106,409, respectively, $1,292,573 and $153,518, respectively, for the three and six months ended June 30, 2017 and 2016.

Cash and Cash Equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are stated at cost, net of an allowance for doubtful accounts.  Receivables outstanding longer than the payment terms are considered past due.  The Company provides an allowance for doubtful accounts for estimated losses resulting from the failure of customers to make required payments when due.  The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of the outstanding balance.  In evaluating the collectability of an individual receivable balance, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.  As of June 30, 2017, and December 31, 2016, the Company considered all accounts receivable collectable and an allowance for doubtful accounts was not necessary. For the three and six months ended June 30, 2017 and 2016, the Company did not write off any accounts receivable as bad debts.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

Statutory Reserve Fund

Pursuant to corporate law of the PRC, Shengshihe Consulting and Shenzhen Wonhe are required to transfer 10% of their net income, as determined under PRC accounting rules and regulations, to a statutory reserve fund until such reserve balance reaches 50% of their registered capital.  The statutory reserve fund is non-distributable, other than during liquidation, and can be used to fund prior years’ losses, if any, and may be utilized for business expansion or used to increase registered capital, provided that the remaining reserve balance after such use is not less than 25% of the registered capital.  Prior to January 1, 2017 Shenzhen Wonhe had fully funded its statutory reserve, and so during the six months ended June 30, 2017, $0 has been transferred from retained earnings to the statutory reserve fund.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

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

ASC 740 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position would be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with these tax positions. As of June 30, 2017, and December 31, 2016, the Company did not have any liabilities for unrecognized tax benefits.

The income tax laws of various jurisdictions in which the Company and its subsidiaries operate are summarized as follows:

United States

The Company is subject to United States tax at graduated rates from 15% to 35%. No provision for income taxes in the United States has been made as the Company had no U.S. taxable income for the three and six months ended June 30, 2017 and 2016.

BVI

World Win is incorporated in the BVI and is governed by the income tax laws of the BVI. According to current BVI income tax law, the applicable income tax rate for the Company is 0%.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

Australia

Australian Wonhe is incorporated in Australia. Pursuant to the income tax laws of Australia, the Company is not subject to tax on non-Australia source income.

Hong Kong

Kuayu International is incorporated in Hong Kong. Pursuant to the income tax laws of Hong Kong, the Company is not subject to tax on Hong Hong Kong source income.

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

Net Income Per Share

The Company computes net income per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”).  Under the provisions of ASC 260, basic net income (loss) per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding during the period.  Diluted income per common share is computed by dividing the amount available to common stockholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period.  Accordingly, the number of weighted average shares outstanding as well as the amount of net income per share are presented for basic and diluted per share calculations for the period reflected in the accompanying consolidated statements of operations and other comprehensive income. There were no dilutive shares outstanding during the three and six months period ended June 30, 2017 and 2016.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

3.	Recently Issued Accounting Standards

In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, “Statement of Cash Flows: Restricted Cash”. The amendments address diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendment is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU addresses the classification of certain specific cash flow issues including debt prepayment or extinguishment costs, settlement of certain debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of certain insurance claims and distributions received from equity method investees. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. An entity that elects early adoption must adopt all the amendments in the same period. The Company is currently evaluating the effect this ASU will have on its consolidated statement of cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard requires financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The standard will be effective for the Company beginning January 1, 2020, with early application permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In May, 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Narrow-scope Improvements and Practical Expedients, which is an amendment to ASU No. 2014-09 that clarifies the objective of the collectability criterion, to allow entities to exclude amounts collected from customers from all sales taxes from the transaction price, to specify the measurement date for noncash consideration is contract inception, variable consideration guidance applies only to variability resulting from reasons other than the form of the consideration, and clarification on contract modifications at transition. The implementation guidelines follow ASU No. 2014-09. The standard was effective for the Company beginning after December 15, 2016. This accounting standard did not have a material impact on the Company’s financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

3.	Recently Issued Accounting Standards (continued)

In April 2016, the FASB issued ASU No. 2016-10, Revenue with Contracts with Customers: Identifying Performance Obligations and Licensing, which is an amendment to ASU No. 2014-09 that clarifies the aspects of identifying performance obligations and the licensing implementing guidance, while retaining the related principles within those areas. The implementation guidelines follow ASU No. 2014-09.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance enhances the reporting model for financial instruments, which includes amendments to address aspects of recognition, measurement, presentation and disclosure. The update to the standard is effective for the Company beginning June 1, 2018. The Company is currently evaluating the effect and believe that the guidance will have on the Consolidated Financial Statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

4.	fixed assets

Fixed assets at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Office equipment	$224,511	$212,828
Motor vehicles	633,933	618,706

	858,444	831,534
Less: accumulated depreciation	(465,019)	(401,535)

Fixed assets, net	$393,425	$429,999

Depreciation expense charged to operations for the three and six months ended June 30, 2017 and 2016 was $26,595 and $55,171, respectively, $52,843 and $146,750, respectively

5.	INTANGIBLE assets

Intangible assets at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017	December 31, 2016
	(Unaudited)

Software	$50,871	$49,649
Less: accumulated amortization	(44,785)	(40,469)

Intangible assets, net	$6,086	$9,180

Amortization expense charged to operations for the three and six months ended June 30, 2017 and 2016 was $1,640 and $1,727, respectively, $3,273 and $11,060, respectively.

6.	commitments

In May 2015, the Company entered into a lease agreement with an unrelated party at a monthly rent of $11,175 for one year, expiring in May 2016. In May 2016, the Company renewed this lease at the same monthly rent to May 2017. In January 2017, the Company signed an early termination agreement to cease the agreement without penalty and entered into another lease agreement with an unrelated party at a monthly rent of $7,234 for one year, expiring in February 2018. Rent expenses for the three and six months ended June 30, 2017 and 2016 was $ 21,746 and $34,081, respectively, $59,955 and $68,119, respectively.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

6.	commitments (continued)

On May 5, 2016, the Company entered into an agreement to lease a laboratory office from an unrelated party with the fee to be determined based on usage. The lease has a two-year term, which expires on May 5, 2018. The lease fee of the laboratory for the three and six months ended June 30, 2017 was $135,160 and $270,855, respectively.

Employment Agreements

Shenzhen Wonhe, our operating subsidiary, entered into employment agreements with our officers Nanfang Tong and Qing Tong on November 1, 2016:

Nanfang Tong’s employment agreement, as the chief executive officer, provides for a monthly salary of RMB 13,000 (approximately US $1,918) and expires on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

Qing Tong’s employment agreement as chairman of Board of Directors provides for a monthly salary of RMB 15,000 (approximately US $2,213) and expires on October 31, 2019. Mr. Tong is eligible for a bonus which is determined by, and at the discretion of, the Board of Directors of the Company, based on a review of Mr. Tong’s performance.

At June 30, 2017, the future commitments under these agreements was approximately $115,669.

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

Strategic Cooperation Agreement

In April 2015, Shenzhen Wonhe entered into a strategic cooperation agreement with Shenzhen Yunlutong Technology Co., Ltd (“YLT”), which is owned by one of the Company’s directors, who owns 4.87% of the Company’s common stock. The agreement expires in 3 years. Under the agreement, as amended and restated, YLT and Shenzhen Wonhe agreed to engage in mutual cooperation aimed at the sale of routers by Shenzhen Wonhe to YLT. The Company produced approximately $17,513,873 in sales with YLT for the six months period ended June 30, 2017.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

6.	commitments (continued)

Strategic Cooperation Agreement (continued)

In addition, Shenzhen Wonhe obtained the exclusive right to acquire YLT if its gross annual revenues reach RMB150,000,000 (US $24,480,000) and net annual profit reaches RMB 12,500,000 (US $2,040,000) during the term of the agreement. The price of the acquisition shall be established by an independent appraiser. YLT agreed not to sell any equity or issue any debt during the 3 years, and any change of ownership of YLT must be approved by Shenzhen Wonhe.

7.	RELATED PARTY TRANSACTIONS

From time to time, a stockholder/officer loans money to the Company, primarily to meet the non-RMB cash requirements of the parent and its subsidiaries. The loans are non-interest bearing, and the balance due was $395,786 and $434,324 at June 30, 2017 and December 31, 2016, respectively.

The loans principally represent professional and legal fees incurred in the U.S. paid by the stockholder and operating expenses for Wonhe High-Tech and Shengshihe Consulting since their inception. The balance is reflected as loan from stockholder.

Nanfang Tong, the Company’s Chief Executive Officer and Qing Tong, the Chairman of the Board, are brothers.

8.	sale of Common stock

On April 19, 2016, the Company sold a total of 15,000,000 shares of common stock to two investors in a private offering. Qing Tong, a member of the Company’s board of directors, purchased 3,000,000 shares. The remaining 12,000,000 shares were purchased by an unaffiliated entity. The purchase price for the shares was 0.52 Renminbi (approx. $.08) per share, or a total of 7,800,000 Renminbi (approx. $1,200,000).

The shares were sold to investors who are accredited investors and were purchasing for their own accounts. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as all the purchasers were residents of the People’s Republic of China.

9.	sale of Preferred stock

On April 21, 2017, the Company sold a total of 100,000 shares of Series A Preferred Stock to Beijing Yi Yu Culture Media Co., Ltd., an unaffiliated entity. The purchase price for the shares was US$20.00 per share, or a total of US$2,000,000. The balance is included in the stock subscription receivable in the accompanying financial statements.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

10.	Cash Dividends

On March 1, 2017, the Board of Directors of Wonhe Multimedia Commerce Ltd., in which Wonhe High-Tech indirectly owns a 53.3% interest, declared a cash dividend of AUD $0.005882 per share, for a total dividend of AUD$894,000 (approximately USD$683,463). The Company directed that Wonhe Multimedia pay the Company’s portion of that dividend to a director and shareholder of the Company in partial repayment of the related party loans described in Note 7 above.

11.	Income taxes

The Company is required to file income tax returns in both the United States and the PRC. Its operations in the United States have been insignificant and income taxes have not been accrued. In the PRC, the Company files tax returns for Shenzhen Wonhe and Shengshihe Consulting.

The provision for (benefit from) income taxes consists of the following for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Current	$1,234,731	$417,690	$2,320,448	$814,995
Deferred	14,892	-	28,542	-

	$1,249,623	$417,690	$2,348,990	$814,995

The following is a reconciliation of the statutory rate with the effective income tax rate for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Tax at PRC statutory rate	25.0%	25.0%	25.0%	25.0%
VIE tax holiday	-	(12.5)	-	(12.5)
Other	0.4	0.4	0.4	0.4

Effective tax rate	25.4%	12.9%	25.4%	12.9%

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

11.	Income taxes (continued)

The following presents the aggregate dollar and per share effects of the Company’s subsidiaries’ tax holidays:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Aggregate dollar effect of tax holiday	$-	$444,411	$-	$1,448,924
Per share effect, basic and diluted	$-	$0.01	$-	$0.03

During the quarter ended June 30, 2017, the Company filed its U.S. federal income tax returns, including information returns on Internal Revenue Service (“IRS”) Form 5471, “Information Return of U.S. Persons with Respect to Certain Foreign Corporations” for the fiscal years ended December 31, 2015, 2014, and 2013. Failure to furnish any income tax and information returns with respect to any foreign business entity required, within the time prescribed by the IRS, subjects the Company to civil penalties. Management is of the opinion that penalties, if any, that may be assessed would not be material to the consolidated financial statements.

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

All the Company’s operations are conducted in the PRC. At June 30, 2017, the Company’s unremitted foreign earnings of its PRC subsidiaries totaled approximately $32.9 million and the Company held approximately $33.8 million of cash and cash equivalents in the PRC. These unremitted earnings are planned to be reinvested indefinitely into the operations of the Company in the PRC. While repatriation of cash held in the PRC may be restricted by local PRC laws, most of the Company’s foreign cash balances could be repatriated to the United States but, under current U.S. income tax laws, would be subject to U.S. federal income taxes less applicable foreign tax credits. Determination of the amount of unrecognized deferred U.S. income tax liability on the unremitted earnings is not practicable because of the complexities associated with this hypothetical calculation, and as the Company does not plan to repatriate any cash in the PRC to the United States during the foreseeable future, no deferred tax liability has been accrued.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

12.	CONTINGENCIES

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

13.	Concentration of Credit Risk

Cash and cash equivalents

Substantially all the Company’s bank accounts are in banks located in the People’s Republic of China and are not covered by protection similar to that provided by the FDIC on funds held in United States banks. The Company’s bank account in Australia is protected by Australian government up to AUD 250,000.

Major customers

Three customers accounted for approximately 49% of total sales for the three months ended June 30, 2017 and two customers accounted for approximately 49% of total sales for the three months ended June 30, 2016. Three customers accounted for approximately 51% of total sales for the six months ended June 30, 2017 and one customer accounted for approximately 37% of total sales for the six months ended June 30, 2016. Five customers accounted for approximately 77% of accounts receivable as of June 30, 2017, the largest being approximately 36%. Four customers accounted for approximately 87% of accounts receivable as of June 30, 2016, the largest being approximately 49%.

14.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS

Shenzhen Wonhe is required to make contributions to PRC multi-employer welfare programs by government regulations sometimes identified as the Mainland China Contribution Plan. Specifically, the following regulations require that the Company pay a percentage of employee salaries into the specified plans.

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

14.	CONTRIBUTIONS TO MULTI-EMPLOYER WELFARE PROGRAMS (continued)

Total contributions to employee welfare programs for the three and six months ended June 30, 2017 and 2016 were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Total contributions	$15,110	$8,992	$29,813	$20,715

15.	LOAN RECEIVABLE

On January 12, 2016 the Company’s operating subsidiary, Shenzhen Wonhe Technology Co., Ltd. (“Shenzhen Wonhe”), entered into an agreement titled “Cooperative Agreement on Wireless Network Coverage Project in Beijing Area” with Guangdong Kesheng Enterprise Co., Ltd. (“Guangdong Kesheng”). The agreement contemplated that the two parties would work together to develop a wireless network in certain designated areas of Beijing. The commercial purpose of the network was to serve as a vehicle for advertising and marketing, with the income to be shared between Shenzhen Wonhe and Guangdong Kesheng. Shenzhen Wonhe committed in the agreement to make a capital contribution of RMB 382,990,000 (USD $56.5 million) to the project. Shenzhen Wonhe also committed to develop the data systems that will be used by the network. Guangdong Kesheng committed to supervise the engineering and construction, coordinate relationships with local government, and manage the network’s operations.

On November 30, 2016 Shenzhen Wonhe and Guangdong Kesheng signed an amendment to the January agreement, titled “Cooperative Agreement on Wireless Network Coverage Project in Beijing Area”, which terminates the participation of Shenzhen Wonhe in the construction and operation of the wireless network, and also terminates the commitment of Shenzhen Wonhe to develop the data systems used by the network. Shenzhen Wonhe has no further obligation to contribute capital to the project, and will receive no distribution of income from the project. Shenzhen Wonhe will, however, supply 36,300 routers for the project prior to the end of 2017, and Guangdong Kesheng will pay Shenzhen Wonhe RMB 1,800 ($266) for each router.

As of November 30, 2016, Shenzhen Wonhe had contributed to the wireless network project cash, equipment, engineering, and a pilot project in the Tongzhou District of Beijing. The total contribution of RMB 175,755,641 (USD$25.93 million) will be repaid to Shenzhen Wonhe in three equal annual installments, and Shenzhen Wonhe will get the first repayment on December 31, 2017; the unpaid portion of that obligation will accrue interest at 4.75% per annum. The related receivable is recorded at its present value after applying a discount rate of 20% to reflect the market risk of depending on Guangdong Kesheng’s continuing operations and the related risk that Guangdong Kesheng will fail to make the require payment when due. As of the six months ended June 30, 2017, the discounted balance was approximately $2 million.

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

16.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

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

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

16.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Income

	Year Ended December 31,
	2016	2015

Revenues:
Share of earnings from investment in subsidiaries	$5,393,835	$5,521,942

Operating expenses:
Stock compensation	-	7,534,080
General and administrative	110,000	104,645

Net income	$5,283,835	$(2,116,783)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net income (loss)	$5,283,835	$(2,116,783)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Share of earnings from investment in subsidiaries	(5,283,835)	(5,521,942)
Stock compensation		7,534,080
(Decrease) increase in accrued liabilities	-	(32,509)

Net cash (used by) operating activities	-	(137,154)

Cash flows from financing activities:
Proceeds from sale of common stock	-	15,196,298
Proceeds from stockholders	-	137,154

Net cash (used by) financing activities	-	15,333,452

Effect of exchange rate changes on cash:	96,218	(864,057)

WONHE HIGH-TECH INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, IN U.S. $)

16.	CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

Condensed Statements of Cash Flows (continued)

	Year Ended December 31,
	2016	2015

Net increase in cash	96,218	14,332,241
Cash, beginning of year	14,332,241	-

Cash, end of year	$14,428,459	$14,332,241

Noncash financing activities:
Payment of accrued liabilities by shareholder	$115,000	$108,003

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

On December 21, 2015, our 60% owned subsidiary, Australia Wonhe, was listed on the ASX. Australian Wonhe raised capital by selling 16,951,802 shares for $0.20 AUD each for a total of AUD $3,390,360 (USD $2,436,449), and received net proceeds of approximately AUD $2,701,000 (USD $1,941,000). As a result of the capital raise, our ownership interest in Australian Wonhe and, indirectly, in Shenzhen Wonhe was reduced to 53.3%.

Shenzhen Wonhe is a Chinese entity established on November 16, 2010, with registered capital of $7,495,000. It is engaged in the research and development, outsourced-manufacturing and sale of hi-tech products based on x86 (instruction set architecture based on the Intel 8086 CPU) and ARM (32-bit reduced instruction set architecture). Since December 2011, Shenzhen Wonhe has marketed a series of home media centers: it introduced its current product, HMC720, in the fourth quarter of 2014. Moreover, since 2015, Shenzhen Wonhe has been engaged in developing and marketing Wi-Fi Routers for both home and commercial use. Current products still under research and development include a Cloud Intelligent WiFi Router, an Advertising Machine, an Andrews Smartphone, a Family Micro-Terminal Server, a Small Computer, an ARM Personal Table Computer, a Triple Play Integrated Application Platform, an ARM version of our Smart Media Box, and a vehicle-mounted wireless router.

Results of Operations

The following table sets forth, in U.S. dollars, key components of our results of operations during the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,
	2017	2016
Sales	$16,225,687	$11,215,593
Gross profit	5,616,964	3,715,312
Operating income	4,523,961	3,155,829
Net income (loss) attributable to common stockholders	$1,950,176	$1,491,474

	Six Months Ended June 30,
	2017	2016
Sales	$31,844,927	$21,635,734
Gross profit	10,625,695	7,269,391
Operating income	8,491,599	6,140,763
Net income (loss) attributable to common stockholders	$3,659,933	$2,905,173

Sales.

Since October 2014, we have been marketing our second generation home media center, the HMC720. In March 2015, we expanded our product offerings to include a line of “Wifi Routers.” In the past two years we have introduced four routers:

	Introduced	Price (RMB)	Price (US$)	Market
YLT - 100S	March 2015	369	$54	home - economy
YLT - 300S	June 2015	1,400	$207	commercial networks
YLT - 300J	October 2016	500	$74	larger residential
AV - 500	June 2017	328	$48	household

As with our home media center, we do not manufacture the routers: all manufacturing of the Wifi Routers is outsourced.

Sales of our home media center continue to grow. However, the principal source of revenue growth in the past year has been our Wifi Routers:

	3 months ended 6/30/17		6 months ended 6/30/17
	Sales	% of Sales	Sales	% of Sales
HMC	$7,491,091	46.2%	$14,309,853	44.9%
Routers	$8,711,438	53.7%	$17,511,916	55.0%

	3 months ended 6/30/16		6 months ended 6/30/16
	Sales	% of Sales	Sales	% of Sales
HMC	$6,241,620	55.7%	$12,300,892	56.9%
Routers	$4,973,972	44.3%	$9,334,841	43.1%

Gross Profit. When we first entered the market for Wifi Routers, our margins on those products were low, and the growth in our sales of Wifi Routers reduced our overall gross margin. In 2017, however, as our overall sales increased by 44.7% and 47.2%, respectively, from the three and six months ended June 30, 2016 to the three and six months ended June 30, 2017, the increase in our gross profit was approximately proportional: 51.2% and 46.2%, respectively, from the three and six months ended June 30, 2016, respectively, to the three and six months ended June 30, 2017. This occurred because the margins on sales of our routers, particularly the lower price models for residential use, are now closer to the margins on sales of our home media center:

Home Media Center		Routers
Model	Margin	Model	Margin
HMC 720	49%	YLT - 100S	42%
		YLT - 300S	14%
		YLT - 300J	57%

As a result, our gross profit margin from time to time will be determined by the portion of each type of products sold.

Income from Operations. Our operating expenses for the three and six months ended June 30, 2017 increased by 95% and 89%, respectively, to $1,093,003 and $2,134,096, respectively, from $559,483 and $1,128,628, respectively for the three and six months ended June 30, 2016, due to a significant increase in research and development expense. The components of our operating expenses were:

●	Research and development expenses. Research and development expenses are primarily comprised of salaries for R&D employees. In the three and six months ended June 30, 2017 and 2016, our research and development expenses increased by 516% and 744%, respectively. The increase occurred as we devoted a portion of our cash resources to the expansion of our product lines.

●	Selling and Marketing Expenses. Selling and marketing expenses are primarily comprised of salaries and advertising expenses. We incurred $167,715 and $146,988, respectively, $328,476 and $301,712, respectively, in selling and marketing expenses during the three and six months ended June 30, 2017 and 2016. The primary component of selling and marketing expenses was our advertising costs, which were $109,301 and $114,803, respectively, $218,169 and $229,461, respectively, for the three and six months ended June 30, 2017 and 2016.

●	General and Administrative Expenses. Our general and administrative (“G&A”) expenses are generally comprised of rent, administrative employees’ salaries, professional fees and other expenses incurred for G&A functions. We incurred $272,255 and $306,086, respectively, $513,047 and $673,398, respectively, in general and administrative expenses during the three and six months ended June 30, 2017 and 2016. The primary reasons for such a material decrease were (a) a decrease in professional fees incurred during the six months ended June 30, 2017 and (b) a decrease in depreciation expense as a result of the termination of our joint venture with Guangdong Kesheng near the end of 2016.

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

After deducting these operating expenses, for the three and six months ended June 30, 2017 and 2016 we realized income from operations of $4,523,961 and $3,155,829, respectively, $8,491,599 and $6,140,763, respectively.

Other Income (Expense). The only material non-operating income or expense that we realized during the three and six months ended June 30, 2017 and 2016 was interest income of $386,506 and $83,474, respectively, and $747,695 and $172,828, respectively. Our interest income during 2017 was primarily comprised of interest accrued on the loan receivable from Guangdong Kesheng, supplemented by interest on our bank deposits. We have no interest-bearing debt obligations.

Provision for Income Taxes. In 2013, our operating entity received preferential tax treatment from the PRC State Administration of Taxation. Shenzhen Wonhe was awarded a two-year exemption from the Enterprise Income Tax followed by a three year 50% reduction in its Enterprise Income Tax rate. On May 10, 2013, we were informed by the local tax bureau that the income tax previously paid as of the date of notification of RMB 16,107,114 ($2,375,799) could be offset against our future income taxes after the tax exemption period.

The Company’s 100% Income Tax exemption expired on December 31, 2013. For the three years following, we have a 50% reduction in the Enterprise Income Tax. As a result, a tax provision, after the 50% deduction, of only $417,690 and $814,995 was recorded for the three and six months ended June 30, 2016, which was offset against the prepaid income tax. For the three and six months ended June 30, 2017, however, we were taxed at the full 25% rate applicable to corporations in the PRC which was $1,249,623 and $2,348,990, respectively, and had no offsetting prepaid, as that asset was exhausted during 2016.

Net Income. We reported net income of $3,661,456 and $2,820,166, respectively, and $6,891,158 and $5,494,415, respectively, for the three and six months ended June 30, 2017 and 2016. However, we have only a 53.3% beneficial interest in Shenzhen Wonhe, our operating entity. For that reason, we reduced our net income for the three and six months ended June 30, 2017 and 2016 by an allocation to the “non-controlling interests” of $1,711,280 and $1,328,692, respectively, and $3,231,225 and $2,589,242, respectively, before recognizing net income attributable to the common stockholders of $1,950,176 and $1,491,474, respectively, and $3,659,933 and $2,905,173, respectively, for the three and six months ended June 30, 2017 and 2016 respectively.

Foreign Currency Translation Adjustment. Our reporting currency is the U.S. dollar. Our local currency, Renminbi (RMB), is our functional currency. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period. Translation adjustments resulting from this process are included in accumulated other comprehensive income (loss) in the statement of stockholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. For the three and six months ended June 30, 2017 and 2016, foreign currency translation adjustments of $261,088 and $(2,043,425), respectively, and $452,072 and $(1,606,228), respectively, have been reported as other comprehensive income in the consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources

To date, we have financed our operations primarily through cash flows from operations, sales of common stock, and equity contributions by our shareholders. As a result, at June 30, 2017, our only debt consisted of $395,786 that we have borrowed from a stockholder, primarily in order to obtain U.S. Dollars to pay the expenses of our parent corporation. At June 30, 2017, our working capital totaled $59,431,231, an increase of $6,745,066 since December 31, 2016. The increase was approximately equal to our net income for the six months ended June 30, 2017, as our investment in long-term assets was negligible during that period.

Our cash and cash equivalents of $48,323,591 primarily consist of cash on hand and demand deposits. Our ability to repatriate those amounts to the United States will be limited by the factors discussed below in “Restrictions on Transfer of Funds.”

In addition to cash and cash equivalents, our working capital included $6,177,758 in accounts receivable. This represented approximately 38% of our sales for the quarter ended June 30, 2017, and represented a decrease of $1,620,273 from our accounts receivable balance at the end of 2016. No account receivable at June 30, 2017 was more than 90 days old. For all of these reasons, we consider our accounts receivable to be fully collectible.

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2017	2016
Net cash provided (used) by operating activities	$7,158,182	$5,437,967
Net cash used by investing activities	(6,354)	(11,201,817)
Net cash provided (used) by financing activities	(683,463)	1,204,320
Effects of exchange rate changes on cash	(230,543)	(1,233,196)
Net change in cash	6,237,822	(5,792,731)
Cash - beginning	42,085,769	52,074,752
Cash - end	$48,323,591	$46,282,021

Operating activities

Our operations provided $7,158,182 in cash during the six months ended June 30, 2017, which was slightly more than our net income before non-controlling interest of $6,891,158 in this period. During most periods to date, the cash provided by our operations has been approximately equal to our net income, in part because we own relatively little in depreciable assets. During the six months ended June 30, 2017, net income approximated cash provided primarily because the $1,778,157 decrease in our accounts receivable offset a $1,396,282 decrease in accounts payable as well as a substantial portion of the $607,120 increase in interest receivable, most of which represents accrual of interest on our loan receivable from Guangdong Kesheng..

Our operations provided $5,437,967 in cash during the six months ended June 30, 2016, only $56,453 less than net income. The relative parity between our net income and net cash provided in the six months ended June 30, 2016 occurred because the $1,065,430 increase in our accounts receivable was offset by a $828,319 decrease in prepaid income taxes and the fact that net income was reduced by non-cash depreciation of $157,810

Since we purchase the HMC720 and our Wifi Routers from outsourced manufacturers, mostly on the basis of orders received from distributors, we generally carry only nominal amounts of inventory. Our ability to utilize contract manufacturers in this manner allows us to operate without devoting significant amounts of cash to inventory, which will aid our cash flow in the future.

Investing activities

Generally, because we outsource all of our manufacturing operations, our cash flows can be dedicated to working capital, and we have very modest investments. For example, during the six months ended June 30, 2017 we used only $6,354 to improve or acquire property, plant and equipment.

In 2015, however, we initiated a wireless network pilot project, and folded the project into a joint venture with Guangdong Kesheng Enterprise Co., Ltd. in January 2016. During the six months ended June 30, 2016, therefore, we contributed $11,136,879 in cash resources pursuant to our investment agreement for the Wireless Network Coverage Project in Beijing Area with Guangdong Kesheng. On November 30, 2016, however, we terminated our participation in that project (other than as a vendor of routers) and changed the original investment into a loan with 4.75% annual interest. As a result, we do not expect to use significant amounts of cash in investing activities in the near future.

Financing activities

During the six months ended June 30, 2017, our 53.3% -owned Australian subsidiary paid dividends totaling $683,463 to its shareholders. We directed our 53.3% portion of the dividends (i.e. $364,286) to the shareholder/director who has loaned us U.S. dollars to pay our U.S. expenses, in partial satisfaction of that loan.

In April 2017 we sold 100,000 shares of Series A Preferred Shares to an investor for $2,000,000. The 100,000 Series A shares carry substantially the same rights as the 20 million common shares into which they are convertible. The transaction is not reflected in the Statements of Cash Flows, as the purchase price had not been paid at June 30, 2017. For that reason, the obligation is recorded an offset to stockholders' equity labeled "stock subscription receivable".

During the six months ended June 30, 2016, we issued 15,000,000 common shares and raised proceeds of $1,204,320.

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

Shenzhen Wonhe has set aside $2,119,892 from its accumulated profits to fund the statutory general reserve The statutory general reserve is not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses, if any, and may be converted into share capital by the issue of new shares to shareholders in proportion to their existing shareholdings, or by increasing the par value of the shares currently held by them, provided that the reserve balance after such issue is not less than 25% of the registered capital.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate accounting policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for the three and six months ended June 30, 2017, there were no estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results, other than our estimate of the fair value of our loan receivable from Guangdong Kesheng, which is described in Note 14 to our Financial Statements.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) promulgated by the Securities and Exchange Commission) as of June 30, 2017. The evaluation revealed that there are material weaknesses in our disclosure controls, specifically:

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s system of disclosure controls and procedures was not effective as of June 30, 2017.

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

(a) Unregistered sales of equity securities

On April 24, 2017 the Registrant sold a total of 100,000 shares of Series A Preferred Stock to Beijing Yi Yu Culture Media Co., Ltd., an unaffiliated entity. The purchase price for the shares was US$20.00 per share, or a total of US$2,000,000. The shares were sold to an investor that is an accredited investor and was purchasing for its own account. The offering, therefore, was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) and Section 4(5) of the Securities Act. The offering was also sold in compliance with the exemption from registration provided by Regulation S, as the purchaser is a resident of the People’s Republic of China.

Except as noted above, the Company did not effect any sales of unregistered securities during the second quarter of fiscal 2017.

(c) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal 2017.

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

WONHE HIGH-TECH INTERNATIONAL, INC.

Date: August 21, 2017	By:	/s/ Nanfang Tong
Nanfang Tong, Chief Executive Officer

	By:	/s/ Jungwu Li
Jungwu Li, Chief Financial Officer, Chief Accounting Officer

